Form 10-Q
period 1998-03-31
HAPPY KIDS INC
filed 1998-05-13
CIK 1052262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-23629

                                Happy Kids, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         New York                                        13-3473638
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


100 West 33rd Street, Suite 1100, New York, New York                     10001
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (212) 695-1151
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:                          No:   X*
                  -------                      -------


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1998:

           Class                                      Number of Shares
           -----                                      ----------------

  Common Stock, $.01 par value                           10,280,000


*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 2, 1998, when its Registration Statements on Form S-1 and Form 8-A were declared effective by the Commission. On April 8, 1998, the Company consummated its initial public offering of 2,200,000 shares of its common stock at a price of $10.00 per share all of which were issued and sold by the Company. On April 23, 1998, the Company issued and sold an additional 330,000 shares of its Common Stock at the initial public offering price of $10.00 per share upon the consummation of the exercise of the underwriters' over-allotment option granted by the Company in connection with its initial public offering.

                        HAPPY KIDS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------


                                                                         Page
                                                                         ----


PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION....................   1

        Item 1. Condensed Consolidated Financial Statements.............   1

               Condensed Consolidated Balance Sheets as of March
                 31,1998 and Pro Forma March 31, 1998 (unaudited) and
                 December 31, 1997......................................   2

               Condensed Consolidated Statements of Income (unaudited)
                 for the Three Months Ended March 31, 1998 and 1997.....   3

               Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1997
                 (unaudited)............................................   4

               Notes to Condensed Consolidated Financial Statements
                 (unaudited)............................................   5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................  10

               Results of Operations....................................  11

               Liquidity and Capital Resources..........................  12

               Backlog..................................................  14

               Management Information Systems...........................  14

               Effect of Recently Issued Accounting Standards...........  14

PART II. OTHER INFORMATION..............................................  16

        Item 2. Changes in Securities and Use of Proceeds...............  16

        Item 5. Other Information.......................................  17

        Item 6. Exhibits and Reports on Form 8-K........................  18

SIGNATURES..............................................................  19

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              ----------------------------------------------------

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                      HAPPY KIDS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except per share amounts)


                                                                                  Pro Forma
                                                                                  March 31,
                                                                    March 31,         1998      December 31,
                                                                      1998          (Note 4)       1997
                                                                  -----------     -----------   ------------
                                                                  (unaudited)     (unaudited)
                  ASSETS
CURRENT ASSETS
   Cash ....................................................       $   223          $   223       $   374
   Due from factor .........................................        26,234           26,234        24,232
   Accounts receivable - trade (net of allowance of
     $513 at March 31, 1998 and December 31, 1997) .........           291              291           316
   Inventories .............................................        13,959           13,959        16,316
   Due from shareholders ...................................           347             --             347
   Other current assets ....................................         1,289            2,313         1,139
                                                                   -------          -------       -------
         Total current assets ..............................        42,343           43,020        42,724
FIXED ASSETS - NET .........................................         1,423            1,423         1,476
OTHER ASSETS ...............................................         1,005            1,005           752
                                                                   -------          -------       -------
         Total assets ......................................       $44,771          $45,448       $44,952
                                                                   =======          =======       =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to bank .............................................       $27,181          $27,181       $24,863
   Current portion - capital lease obligations .............            44               44            49
   Accounts payable and accrued liabilities ................         6,986            6,986        11,393
   Due to shareholders .....................................          --              2,863          --
                                                                   -------          -------       -------
         Total current liabilities .........................        34,211           37,074        36,305

DEFERRED RENT PAYABLE ......................................           564              564           584
CAPITAL LEASE OBLIGATIONS ..................................             6                6            19
DUE TO SHAREHOLDERS ........................................         1,400            5,937         1,400
COMMITMENTS
SHAREHOLDERS' EQUITY:
   Preferred stock - 5,000 shares authorized, $.01 par
     value; no shares issued and outstanding ...............          --               --            --
   Common stock - 30,000 shares authorized, $.01 par
     value; 7,750 shares issued and outstanding at March
     31, 1998 and December 31, 1997, respectively ..........            78               78            78
   Additional paid-in capital ..............................         1,119            1,119         1,119
   Retained earnings .......................................         7,393              670         5,447
                                                                   -------          -------       -------
         Total shareholders' equity ........................         8,590            1,867         6,644
                                                                   -------          -------       -------
         Total liabilities and shareholders' equity ........       $44,771          $45,448       $44,952
                                                                   =======          =======       =======


                      The accompanying notes are an integral part of these statements.


                             HAPPY KIDS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except per share amounts)

                                                                For the Three Months
                                                                  Ended March 31,
                                                          -------------------------------
                                                              1998                1997
                                                          -----------         -----------
                                                          (unaudited)         (unaudited)

Net sales ............................................     $  35,715           $  24,811
Cost of goods sold ...................................        27,084              18,454
                                                           ---------           ---------
     Gross profit ....................................         8,631               6,357
                                                           ---------           ---------
Operating expenses:
     Selling, design and shipping ....................         2,965               2,440
     General and administrative ......................         2,104               1,811
                                                           ---------           ---------
        Total operating expenses .....................         5,069               4,251
                                                           ---------           ---------
        Operating earnings ...........................         3,562               2,106
                                                           ---------           ---------
Interest expense, net ................................           990                 694
                                                           ---------           ---------
        Income before income taxes ...................         2,572               1,412

Income taxes .........................................           260                 143
                                                           ---------           ---------
        Net income ...................................     $   2,312           $   1,269
                                                           =========           =========
Basic and diluted income per common share ............     $    0.30           $    0.16
                                                           =========           =========
Weighted average common shares outstanding ...........         7,750               7,750
                                                           =========           =========
Pro forma data (unaudited):
     Historical income before provision for income
        taxes ........................................     $   2,572           $   1,412
     Income taxes ....................................         1,080                 593
                                                           ---------           ---------
        Net income ...................................     $   1,492           $     819
                                                           =========           =========
Pro forma net income per share .......................     $    0.18           $    0.11
                                                           =========           =========
Pro forma weighted average common shares
  outstanding ........................................         8,521               7,750
                                                           =========           =========


             The accompanying notes are an integral part of these statements.

                            HAPPY KIDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                For the Three Months
                                                                   Ended March 31,
                                                             ---------------------------
                                                                1998            1997
                                                             ------------    -----------
                                                             (unaudited)     (unaudited)

Cash flows from operating activities:
   Net income ...........................................     $   2,312       $   1,269
   Adjustments to reconcile net income to net cash
     used in operating activities:
      Depreciation and amortization .....................            57             115
      Changes in operating assets and liabilities:
         Accounts receivable ............................            25             642
         Due from factor ................................        (2,002)         (4,214)
         Inventories ....................................         2,357           1,046
         Other current assets ...........................          (150)           (140)
         Other assets ...................................           (29)            530
         Accounts payable and accrued liabilities .......        (4,427)         (2,611)
                                                              ---------       ---------
   Net cash used in operating activities ................        (1,857)         (3,363)
                                                              ---------       ---------
Cash flows from investing activities:
   Acquisition of fixed assets ..........................            (4)             (6)
                                                              ---------       ---------
Cash flows from financing activities:
   Net borrowings under line of credit ..................         2,318           3,337
   Payments on capital lease ............................           (18)            (16)
   Dividends paid .......................................          (366)           (334)
   Payments on initial public offering costs ............          (224)           --
                                                              ---------       ---------
     Net cash provided by financing activities ..........         1,710           2,987
                                                              ---------       ---------
     Net decrease in cash ...............................          (151)           (382)
Cash at beginning of year ...............................           374             674
                                                              ---------       ---------
Cash at end of period ...................................     $     223       $     292
                                                              =========       =========


             The accompanying notes are an integral part of these statements.

                                HAPPY KIDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

      The information presented as of March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997, is unaudited, but, in the opinion of the Happy Kids, Inc.'s (the "Company") management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-44267) (the "Registration Statement"), as declared effective by the Securities and Exchange Commission (the "SEC") on April 2, 1998.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

      The Company was incorporated in 1988 in New York under the name O'Boy Inc. and changed its name to Happy Kids, Inc. in December 1997. Historically, the Company operated as separate business entities, with the first of such entities commencing operations in 1979, all under the common ownership of the shareholders of the Company. Immediately prior to the effectiveness of the Company's initial public offering (the "Initial Public Offering"), as described in Note 2, all of such separate entities became wholly-owned subsidiaries of the Company (the "Reorganization"). The Company issued 4,262,500 additional shares of common stock, to its then current shareholders, in exchange for their ownership in these separate business entities. All share and per share amounts throughout this Form 10-Q have been restated to retroactively reflect the Reorganization.

      The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries to reflect the Reorganization as stated above. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                HAPPY KIDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 -- INITIAL PUBLIC OFFERING:

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. The net proceeds from the Initial Public Offering were $20.5 million.

      On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sale were $3.1 million.

      Of the total net proceeds received by the Company upon the consummation of its Initial Public Offering and the exercise of the over-allotment option, $2.0 million was distributed to certain shareholders of the Company in connection with the payment of a portion of the S Corporation distribution made by the Company in connection with the Reorganization (the "S Corporation Distribution") and the remaining amount was utilized to pay down a portion of the outstanding balance under the Company's bank credit facility (the "Line of Credit"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


NOTE 3 -- INCOME TAXES:

      Prior to the completion of the Initial Public Offering, the Company had elected to be treated as an S Corporation for Federal income tax reporting purposes. An S Corporation is generally treated like a partnership and is exempt from Federal income taxes, with certain exceptions, and shareholders report their pro rata share of corporate taxable income or loss on their individual tax returns. A provision for state income taxes was made for those states not recognizing the Company's S Corporation status. The Company's S Corporation status terminated on the day prior to the effectiveness of the Company's Initial Public Offering described in Note 2.

      Subsequent to the termination of the Company's S Corporation status, the Company uses the liability method for both Federal and state income tax purposes. The effect of such change is reflected in net income and increases deferred tax assets and earnings by approximately $1.0 million in the Company's second quarter of 1998 when such termination occurs.

      The pro forma provision for income taxes represents the income tax provision that would have been reported had the Company been subject to Federal and additional state and local income taxes as a C Corporation for all periods presented.

                                HAPPY KIDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 -- PRO FORMA INFORMATION:

      a.  Pro Forma Balance Sheet
      ---------------------------

      The pro forma Balance Sheet at March 31, 1998 has been adjusted for the pro forma effects of: (1) additional deferred tax assets of $1.0 million, resulting from the termination of the Company's S Corporation status, which will be credited to operations in the period in which such termination occurs and (2) the recording of four-year 5.7%, $7.7 million notes payable to certain shareholders relating to undistributed equity resulting from the S Corporation or limited liability corporation ("LLC") status of the Company and its related entities prior to the Reorganization, of which $2.0 million was paid from the proceeds of the Initial Public Offering. The notes provide for the timely distribution of amounts necessary to pay personal income taxes of such shareholders or members due on amounts earned by such S Corporations or LLCs for the period January 1, 1998 through the termination of S Corporation or LLC status, estimated to be $1.2 million at March 31, 1998; and (3) the payment, by shareholders, of their outstanding amounts due to the Company at March 31, 1998, from their portion of the respective amounts distributed to them as set forth in
(2) above. The existing due to shareholders of $1.4 million is subject to the same terms as the above promissory notes.

      b.  Pro Forma Results of Income and Pro Forma Income Taxes
      ----------------------------------------------------------

      Pro Forma adjustments in the statements of income for the quarters ended March 31, 1998 and 1997 reflect provisions for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes.

      As disclosed in Note 3, the Company has, in the past, elected for certain of its affiliates to be taxed as S Corporations or to be treated as partnerships pursuant to the Internal Revenue Code. In connection with the Company's Initial Public Offering, the Company terminated such S and Partnership elections and became subject to Federal and additional state and local income taxes. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state and local income taxes. The effective pro forma tax rate of the Company differs from the Federal rate of 34% primarily due to the effects of state and local income taxes.

      c.  Pro Forma Net Income and Net Income Per Common Share
      --------------------------------------------------------

      Pro forma net income represents the historical amounts after the pro forma adjustments discussed above.

      Pro forma net income per share is based on the weighted average number of shares outstanding during the period. In addition, with respect to 1998, the shares outstanding for the period give retroactive effect to the reorganization and recapitalization of the Company as well as 771,000 shares deemed to be outstanding, which represent the approximate number of shares

                                HAPPY KIDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


deemed to be sold by the company (at an Initial Public Offering price of $10.00 per share) to fund the portion of the $7.7 million pro forma distribution during the quarter ended March 31, 1998.

      d.  Supplemental Pro Forma Net Income and Net Income Per Share
      --------------------------------------------------------------

      The Company's supplemental pro forma net income and net income per share for the quarter ended March 31, 1998 are approximately $1.8 million and $0.17, respectively. The supplemental pro forma net income and net income per share reflect the issuance of shares necessary to retire approximately $20.5 million of amounts due to bank and the resulting increase in net income in the amount of $305,000 for the quarter ended March 31, 1998, due to a reduction in interest expense and related fees. The calculation is based on the weighted average shares outstanding used in the calculation of net income per share, adjusted for
2.1 million shares at $10.00 per share that would be issued by the Company to retire these obligations.

      Weighted average common shares of 10.6 million outstanding represent the weighted average number of shares of common stock outstanding adjusted for the number of shares of common stock required to pay down approximately $20.5 million of the outstanding debt and approximately $7.7 million of notes payable to shareholders, of which $2.0 million was repaid to shareholders from the proceeds of the Initial Public Offering (see Note 4(a)).


NOTE 5 -- RELATED PARTY TRANSACTIONS:

      The Board of Directors of the Company voted to distribute to its shareholders the previously taxed and undistributed earnings of the Company as of the effective date of the Company's termination of its S Corporation status, which termination occurred on April 1, 1998. The amount of such S Corporation Distribution was approximately $7.7 million and represented substantially all of the previously taxed and undistributed earnings of the Company and its related entities. Of the total S Corporation Distribution, $2.0 million of the net proceeds from the Company's Initial Public Offering was used to make a partial payment of amounts due under the related promissory notes. The balance of the S Corporation Distribution will be paid in accordance with the terms and provisions of such promissory notes and provides for the timely distribution of amounts necessary to pay personal income taxes of such shareholders due on amounts earned by the Company for the period January 1, 1998 through the termination of such S Corporation status, which is estimated to be approximately $1.2 million at March 31, 1998.


NOTE 6 -- EARNINGS PER SHARE:

      The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated as of December 31, 1997. Basic EPS is based on the weighted average number of common shares outstanding, without consideration of common stock equivalents. Diluted

                                HAPPY KIDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


earnings per share is based on the weighted average number of common and common equivalent shares outstanding. There were no common stock equivalent shares at March 31, 1998 or December 31, 1997.


NOTE 7 -- RECLASSIFICATION:

      Certain prior year amounts have been reclassified to conform to the 1998 presentation.


NOTE 8 - INVENTORIES:

      Inventories consist of the following finished goods:

                                              March 31,     December 31,
                                                1998            1997
                                             ----------     ------------
                                                   (In thousands)
             Warehouse..................     $  11,303        $   8,716
             In-transit and overseas....         3,013            8,010
             LIFO valuation allowance...          (357)            (410)
                                             ---------        ---------
                                             $  13,959        $  16,316
                                             =========        =========

      For the quarters ended March 31, 1998 and 1997, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $53,000 and $251,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

      Happy Kids, Inc. is a designer and marketer of custom-designed, licensed and branded children's apparel. The Company produces high-quality, coordinated apparel programs, including knit tops, bottoms, overalls, shortalls, coveralls and swimwear, for newborns, infants, toddlers, boys and girls. The Company's major licenses currently include Nickelodeon's Rugrats, AND 1 and B.U.M. Equipment. The Company also designs and delivers private label branded playwear programs for leading retailers and its major programs currently include Sesame Street for KMart, New Legends for Kids R Us and Canyon River Blues for Sears.

      Prior to and including much of 1995, the Company's operating strategy primarily focused on developing and marketing its own house brands. The Company manufactured products for inventory under the Company's brands and often concentrated on enhancing sales volume rather than focusing on a combination of sales volume and gross margins. The Company believes that the loss it incurred in 1995 was primarily attributable to these factors. In 1995, to leverage its strong customer relationships, the Company initiated its current sales strategy under which the Company's customers order specific quantities of goods on a fixed-price basis six to nine months in advance of a selling season. As a result, for 1997, substantially all of the Company's playwear was produced upon receipt of customer orders. Also in 1995, the Company elected to concentrate on developing a diversified portfolio of popular, established and well-recognized licensed properties and private label relationships and deemphasized its reliance on house brands, which have been a declining component of the Company's net sales in each year since 1995. Since that time, the Company's strategy has been to work closely with its customers to design and market high-quality coordinated apparel programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

      Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's sales strategy, concentration on the development of a diversified portfolio of licensed properties and private label relationships and gross margins. Forward-looking statements also may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to: (i) a dependence on license arrangements; (ii) a dependence on private label relationships; (iii) a dependence on contract manufacturers; (iv) a reliance on key customers; (v) a dependence on access to credit facilities; (vi) the risks associated with significant growth; (vii) competition; (viii) seasonality of sales; (ix) cyclicality and trends in the apparel industry; and (x) import restrictions and other risks associated with international business. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

      Net Sales. Net sales increased $10.9 million, or 43.9%, to $35.7 million in the first quarter of 1998 from $24.8 million in the first quarter of 1997. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

      Gross Profit. Gross profit increased by $2.2 million, or 35.8%, to $8.6 million in the first quarter of 1998 from $6.4 million in the first quarter of 1997. The gross profit margin decreased to 24.2% in the first quarter of 1998 from 25.6 % in the first quarter of 1997. Such decrease was due, in part, to an allowance of $150,000 in cooperative advertising expenses during the first quarter of 1998 for one of the Company's major private label programs. In addition, the 1997 gross margin amount includes $251,000 in income due to a decrease in LIFO reserves, which accounted for 1.0% of such gross margin, while the 1998 gross margin amount includes $53,000 in income due to a decrease in LIFO reserves, which accounted for only 0.1% of gross margin in that period.

      Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $525,000, or 21.5%, to $3.0 million in the first quarter of 1998 from $2.4 million in the first quarter of 1997. This increase is attributable primarily to higher sales compensation, shipping and freight costs associated with increased sales volumes. Advertising expenses increased due to cooperative advertising charges from a licensor associated with a major licensing program. In addition, design salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses decreased to 8.3% in the first quarter of 1998 from 9.8% in the first quarter of 1997.

      General and Administrative Expenses. General and administrative expenses increased $293,000, or 16.2%, to $2.1 million in the first quarter of 1998 from $1.8 million in the first quarter of 1997. This increase is primarily the result of higher factor commissions associated with increased sales volume, as well as higher professional and data processing expenses. As a percentage of net sales, general and administrative expenses decreased to 5.9% in the first quarter of 1998 from 7.3% in the first quarter of 1997 due to the operating leverage associated with the higher sales.

      Interest Expense, net. Interest expense, net increased $296,000, or 42.7%, to $990,000 in the first quarter of 1998 from $694,000 in the first quarter of 1997. This increase is a result of an increase in borrowings to support higher sales volume. As a percentage of net sales, interest expense remained consistent at 2.8% for the first quarter of each of 1998 and 1997.

      Income Before Income Taxes. Income before income taxes increased $1.2 million, or 82.2%, to $2.6 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 7.2% in the first quarter of 1998 from 5.7% in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company has financed its cash requirements primarily through operations and borrowings under its Line of Credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

      Through the consummation of the Company's Initial Public Offering on April 8, 1998, the Company's Line of Credit permitted borrowings up to $42.0 million as a revolving credit line to expire on December 31, 1998, subject to annual renewals (adjusted seasonally to $47.0 million from January 1, 1998 through April 30, 1998). The Company executed an amendment of its existing Line of Credit whereby upon effectiveness of the Initial Public Offering and satisfaction of certain conditions, the Company's Line of Credit was amended to provide for a discretionary one year revolving Line of Credit, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $49.0 million through April 30, 1998, (b) $42.0 million from May 1, 1998 through December 31, 1998, (c) $47.0 million from January 1, 1999 through March 31, 1999, or (d) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus (iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time may not exceed $35.0 million from January 1, 1998 to April 30, 1998 and $30.0 million thereafter, and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (8.5% at March 31, 1998). In addition, in connection with the amendment to the Line of Credit, personal guarantees of certain of the Company's present shareholders under the Line of Credit terminated and the collateral pledged by such shareholders was released.

      Prior to such amendment, and during the quarterly period reported on herein, the first $5.0 million of borrowings under this Line of Credit bore interest at the prime rate plus 4.0% (12.5% at March 31, 1998). The remaining borrowings bore interest at the prime rate plus 1.0% (9.5% at March 31, 1998). Additionally, the Company was subject to certain fees associated with the Line of Credit. The Line of Credit is collaterialized by substantially all of the assets of the Company. As of March 31, 1998 the Company had $27.2 million of outstanding direct borrowings and $18.1 million of contingent liabilities under open letters of credit.

      The Company used approximately $17.5 million of the net proceeds from its Initial Public Offering consummated on April 8, 1998 and all of the net proceeds (approximately $3.1 million) received in connection with the exercise of the underwriters' over-allotment option consummated on April 23, 1998 to reduce the outstanding balance of direct borrowings under the Line of Credit.

      In addition, the Company's lender has sole discretion to make or withhold advances under the Line of Credit. There can be no assurance that the lender will continue to lend under the Line of Credit. If the lender exercises its discretion to withhold advances, there would be a material adverse effect on the Company's business, financial condition and results of operations.

      As of March 31, 1998, the Company's other principal sources of liquidity included cash of $223,000, amounts due from factor of $26.2 million and net accounts receivable of $291,000. The Company had working capital of $8.1 million and long-term debt of $1.4 million as of March 31, 1998.

      For the quarter ended March 31, 1998, operating activities used cash of $1.9 million primarily as a result of an increase in amounts due from factor of $2.0 million due to increased sales volume and a decrease in accounts payable and accrued expenses of $4.4 million. This was partially offset by net income of $2.3 million and a decrease in inventory of $2.4 million. Net cash provided by financing activities during the same period was $1.7 million consisting primarily of net borrowings of $2.3 million under the Company's Line of Credit offset by payments to shareholders of $366,000 for their personal income taxes due on the earnings of the S Corporations, and payments of deferred expenses of $224,000 relating to the Initial Public Offering.

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. The net proceeds from such offering were $20.5 million.

      On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sale were $3.1 million.

      Of the total net proceeds received by the Company upon the consummation of its Initial Public Offering and the exercise of the over-allotment option, $2.0 million was distributed to certain shareholders of the Company in connection with the payment of a portion of the S Corporation distribution and the remaining amount was utilized to pay down a portion of the outstanding balance under the Company's Line of Credit.

      Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were insignificant for the quarters ended March 31, 1998 and 1997, respectively. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing Line of Credit, as amended, will be adequate to satisfy current and planned operations for at least the next 12 months.

BACKLOG
-------

      The Company's customers order specific quantities of goods on a fixed-price basis six to nine months in advance of a selling season. Such customer orders are placed in backlog upon their receipt and acceptance by the Company. Customer orders are generally cancellable on notice to the Company without penalty. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $98.7 million at March 31, 1998, all of which is expected to ship prior to December 31, 1998.


MANAGEMENT INFORMATION SYSTEMS
------------------------------

      The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including J.C. Penney, Kids R Us, Sears, Target and WalMart. This program allows the Company to receive customer orders, provide advanced shipping notices, monitor store inventory and track orders on-line from the time such orders are placed through delivery. The Company is also able to notify certain of its client's warehouses, in advance, as to shipments. The Company currently is upgrading its management information systems, which it expects to complete in 1998, to ensure proper processing of transactions relating to the year 2000 and beyond. The
Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.


EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

      SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. EPS will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


CHANGES IN SECURITIES
---------------------

      On April 1, 1998, the day prior to the effectiveness of the Company's Initial Public Offering, the Company acquired all of the issued and outstanding shares of certain related entities of the Company, in exchange for shares of Common Stock of the Company that have not yet been registered under the securities laws, from each of Jack Benun, the Company's Chairman of the Board, President and Chief Executive Officer and Mark Benun, the Company's Executive Vice President, Secretary and a Director of the Company. Each of Jack Benun and Mark Benun received 2,131,250 shares of the Company's Common Stock in exchange for each of their then 50% ownership interests in each of Happy Kids Children's Apparel, Ltd., Talk of the Town Apparel Corp., O.P. Kids, L.L.C., H.O.T. Kidz, L.L.C., Hawk Industries, Inc. and J & B 18 Corp.

      In addition, the Company has granted stock options to purchase an aggregate of 180,000 shares of its Common Stock to certain Directors and an officer of the Company pursuant to the Company's 1997 Stock Plan which have not yet been registered under the securities laws. All of such options have an exercise price of $10.00 per share, which was based upon and equal to the Company's Initial Public Offering price per share of Common Stock.

      The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under either
(i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Company.


USE OF PROCEEDS AND RESTRICTION ON DIVIDENDS
--------------------------------------------

      On April 2, 1998, the SEC declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-44267), as filed with the SEC in connection with the Company's Initial Public Offering of Common Stock, which was co-managed by Ladenburg Thalmann & Co., Inc. and Cruttenden Roth Incorporated. Pursuant to such Registration Statement, and the Company's Registration Statement on Form S-1MEF (Registration Statement No. 333-49427), filed with the SEC on April 3, 1998, which became effective as of such date, the Company registered and sold an aggregate of 2,530,000 shares of its Common Stock, including shares underlying the underwriters' over-allotment option, for a gross aggregate offering price of $25.3 million. In connection with such offering, the Company incurred total expenses of approximately $1.3 million. In addition to such expenses, the Company incurred underwriting discounts and commissions of approximately $1.8 million. Of the approximately $18.9 million in net proceeds received by the Company upon consummation of its Initial Public Offering and the approximately $3.1 million in net proceeds received by the Company upon consummation of the exercise of the underwriters' over-allotment option related thereto, an aggregate of $2.0 million was distributed to Jack Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark Benun, the Company's Executive Vice President, Secretary and a Director and Isaac Levy, the Company's Senior Vice President and a Director in connection with the payment of the S Corporation Distribution, and the remaining amount was utilized to pay down the outstanding balance under the Company's amended Line of Credit. Under such amended Line of Credit, the Company is obligated to maintain certain financial covenants and is restricted from paying dividends to its shareholders.


ITEM 5.  OTHER INFORMATION


REORGANIZATION
--------------

      The Company was incorporated in 1988 in New York under the name O'Boy Inc. and changed its name to Happy Kids, Inc. in December of 1997. Historically, the Company operated as separate business entities, with the first of such entities commencing business operations in 1979, all under the common ownership of certain shareholders of the Company. On April 1, 1998, immediately prior to the effectiveness of the Company's Initial Public Offering, all of such separate entities became wholly-owned subsidiaries of the Company. The Company issued 4,262,500 shares of Common Stock to such shareholders in exchange for their ownership of these separate business entities. All share and per share amounts throughout this Form 10-Q have been restated to retroactively reflect the Reorganization.


S CORPORATION DISTRIBUTION
--------------------------

      Prior to the termination of the Company's S Corporation status, the Company declared the S Corporation Distribution to the shareholders of record of the Company on such date. Such shareholders consisted solely of Jack Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark Benun, the Company's Executive Vice President and Secretary and Isaac Levy, its Senior Vice President. Such distribution (estimated to be $7.7 million as of March 31, 1998) represented substantially all of the Company's remaining undistributed S Corporation earnings and is evidenced by four-year 5.7% promissory notes issued to such shareholders in connection with the Reorganization. Of the total S Corporation Distribution, $2.0 million of the net proceeds from the Company's Initial Public Offering was used to make a partial payment of amounts due under the related promissory notes. The balance of the S Corporation Distribution will be paid in accordance with the terms and provisions of such promissory notes and provides for the timely distribution of amounts necessary to pay personal income taxes of such shareholders due on amounts earned by the Company for the period January 1, 1998 through the termination of such S Corporation status (estimated to be $1.2 million as of March 31, 1998).

INITIAL PUBLIC OFFERING
-----------------------

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. The net proceeds from the offering were $20.5 million.

      On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sale were $3.1 million.

      Of the total net proceeds received by the Company upon the consummation of its Initial Public Offering and the exercise of the over-allotment option, $2.0 million was distributed to certain shareholders of the Company in connection with the payment of a portion of the S Corporation Distribution and the remaining amount was utilized to pay down a portion of the outstanding balance under the Company's Line of Credit.


ELECTION OF INDEPENDENT DIRECTORS
---------------------------------

      Upon the consummation of the Initial Public Offering on April 8, 1998, the term of office of two independent Directors, Marvin Azrak and Stephen Kahn, commenced. Messrs. Azrak and Kahn were also elected to the Company's Audit Committee and Option Committee, commencing on such date.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            10.1 Amendment No. 5 to the Company's Financing Agreement, dated March 25, 1998, with the CIT Group/Commercial Services, Inc., as agent for itself and certain other lenders, as previously amended.

            27    Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Happy Kids, Inc.




DATE: May 13, 1998                     By: /s/ Jack Benun
                                          --------------------------------------
                                          Jack Benun
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




DATE: May 13, 1998                     By: /s/ Stuart Bender
                                          --------------------------------------
                                          Stuart Bender
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)