Form 10-Q
period 1998-06-30
HAPPY KIDS INC
filed 1998-08-10
CIK 1052262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                           Commission File No. 0-23629

                                 Happy Kids Inc.
                               ------------------
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

         Yes:    X*                                       No:
             ---------                                       ---------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1998:

           Class                                          Number of Shares
           -----                                          ----------------

Common Stock, $.01 par value                                 10,280,000

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

                        HAPPY KIDS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------



                                                                         Page
                                                                         ----

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION...................   1

         Item 1.  Condensed Consolidated Financial Statements...........   1

                  Condensed Consolidated Balance Sheets as of June 30,
                   1998 (unaudited) and December 31,1997................   2

                  Condensed Consolidated Statements of Income for the
                   Three and Six Months Ended June 30, 1998 and 1997
                   (unaudited)..........................................   3

                  Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 1998 and 1997
                   (unaudited)..........................................   4

                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)..........................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................   9

                  Results of Operations.................................  10

                  Liquidity and Capital Resources.......................  12

                  Backlog...............................................  13

                  Management Information Systems........................  14

                  Effect of Recently Issued Accounting Standards........  14

PART II. OTHER INFORMATION..............................................  15

         Item 2.  Changes in Securities and Use of Proceeds.............  15

         Item 5.  Other Information.....................................  16

         Item 6.  Exhibits and Reports on Form 8-K......................  16

SIGNATURES..............................................................  17

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               HAPPY KIDS INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share amounts)


                                                                     June 30,     December 31,
                                                                       1998           1997
                                                                     -----------  ------------
                                   ASSETS                            (unaudited)

CURRENT ASSETS
    Cash ........................................................   $       388   $       374
    Due from factor .............................................        19,445        24,232
    Accounts receivable - trade (net of allowance of $513
     at June 30, 1998 and  December 31, 1997)....................           146           316
    Inventories .................................................        21,873        16,316
    Due from shareholders .......................................          --             347
    Prepaid royalties ...........................................         2,614           147
    Other current assets ........................................         2,706           992
                                                                    -----------   -----------
              Total current assets ..............................        47,172        42,724
FIXED ASSETS - NET ..............................................         1,373         1,476
OTHER ASSETS ....................................................           545           752
                                                                    -----------   -----------
              Total assets ......................................   $    49,090   $    44,952
                                                                    ===========   ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to bank .................................................   $     3,780   $    24,863
    Current portion - capital lease obligations .................            44            49
    Accounts payable and accrued liabilities ....................        13,032        11,393
    Due to shareholders .........................................           314          --
                                                                    -----------   -----------
              Total current liabilities .........................   $    17,170   $    36,305

DEFERRED RENT PAYABLE ...........................................           544           584
CAPITAL LEASE OBLIGATIONS .......................................          --              19
DUE TO SHAREHOLDERS .............................................         5,574         1,400
COMMITMENTS
SHAREHOLDERS' EQUITY:
    Preferred stock - 5,000 shares authorized, $.01 par
        value; no shares issued and outstanding .................          --            --
    Common stock - 30,000 shares authorized, $.01 par
        value; 10,280 and  7,750 shares issued and outstanding
        at June 30, 1998 and December 31, 1997, respectively ....           103            78
    Additional paid-in capital ..................................        23,263         1,119
    Retained earnings ...........................................         2,436         5,447
                                                                    -----------   -----------
               Total shareholders' equity .......................        25,802         6,644
                                                                    -----------   -----------
               Total liabilities and shareholders' equity .......   $    49,090   $    44,952
                                                                    ===========   ===========


               The accompanying notes are an integral part of these statements.






                                   HAPPY KIDS INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)
                               (in thousands, except per share amounts)


                                                  For the Three Months          For the Six Months
                                                     Ended June 30,               Ended June 30,
                                                ------------------------    ------------------------
                                                    1998         1997           1998          1997
                                                ----------    ----------    ----------    ----------

Net sales ...................................   $   32,013    $   14,746    $   67,728    $   39,557
Cost of goods sold ..........................       23,468        11,095        50,552        29,549
                                                ----------    ----------    ----------    ----------
    Gross profit ............................        8,545         3,651        17,176        10,008
                                                ----------    ----------    ----------    ----------
Operating expenses:
    Selling, design and shipping ............        3,040         2,280         6,005         4,720
    General and administrative ..............        2,472         1,900         4,576         3,711
                                                ----------    ----------    ----------    ----------
          Total operating expenses ..........        5,512         4,180        10,581         8,431
                                                ----------    ----------    ----------    ----------
          Operating earnings (loss) .........        3,033          (529)        6,595         1,577
                                                ----------    ----------    ----------    ----------
Interest expense, net .......................          328           674         1,318         1,368
                                                ----------    ----------    ----------    ----------
Income (loss) before income taxes ...........        2,705        (1,203)        5,277           209
Provision for income taxes:
     Income taxes (benefit) .................        1,136          (122)        1,396            21
     Deferred tax benefit ...................       (1,024)           --        (1,024)           --
                                                ----------    ----------    ----------    ----------
          Total income taxes ................          112          (122)          372            21
                                                ----------    ----------    ----------    ----------
          Net income (loss) .................   $    2,593    $   (1,081)   $    4,905    $      188
                                                ==========    ==========    ==========    ==========
Basic income (loss)
    per common share ........................   $     0.25    $    (0.14)   $     0.55    $     0.02
                                                ==========    ==========    ==========    ==========
Weighted average common
    shares outstanding ......................       10,188         7,750         8,976         7,750
                                                ==========    ==========    ==========    ==========
Diluted income (loss)
    per common share ........................   $     0.25    $    (0.14)   $     0.55    $     0.02
                                                ==========    ==========    ==========    ==========
Weighted average common
    shares outstanding ......................       10,221         7,750         8,985         7,750
                                                ==========    ==========    ==========    ==========

Pro forma data (unaudited) :
    Historical income (loss) before
          provision for income taxes ........   $    2,705    $   (1,203)   $    5,277    $      209
    Income taxes (benefit) ..................        1,136          (505)        2,216            88
                                                ----------    ----------    ----------    ----------
          Net income (loss) .................   $    1,569    $     (698)   $    3,061    $      121
                                                ==========    ==========    ==========    ==========
Pro forma basic income (loss) per share .....   $     0.15    $    (0.09)   $     0.34    $     0.02
                                                ==========    ==========    ==========    ==========
Pro forma weighted average
    common shares outstanding ...............       10,188         7,750         8,976         7,750
                                                ==========    ==========    ==========    ==========
Pro forma diluted income (loss) per share ...   $     0.15    $    (0.09)   $     0.34    $     0.02
                                                ==========    ==========    ==========    ==========
Pro forma weighted average
    common shares outstanding ...............       10,221         7,750         8,985         7,750
                                                ==========    ==========    ==========    ==========

                  The accompanying notes are an integral part of these statements.

                                                - 3 -


                            HAPPY KIDS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                     (in thousands)


                                                                   For the Six Months
                                                                      Ended June 30,
                                                               -------------------------
                                                                  1998           1997
                                                               ----------    -----------

Cash flows from operating activities:
  Net income ...............................................   $    4,905    $      188
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization ........................          114           230
      Deferred taxes .......................................       (1,024)           --
      Changes in operating assets and liabilities:
          Accounts receivable ..............................          170           963
          Due from factor ..................................        4,787         6,347
          Inventories ......................................       (5,557)       (6,581)
          Prepaid royalties ................................       (2,467)          (35)
          Other current assets .............................         (617)          656
          Other assets .....................................          (28)          457
          Accounts payable and accrued liabilities .........        1,599          (980)
          Due from shareholders ............................          347            72
                                                               ----------    ----------

  Net cash provided by operating activities ................        2,229         1,317
                                                               ----------    ----------

Cash flows from investing activities:
  Acquisition of fixed assets ..............................          (11)          (48)
                                                               ----------    ----------

Cash flows from financing activities:
  Net borrowings under line of credit ......................      (21,083)          837
  Payments on capital lease ................................          (24)          (33)
  Borrowings from shareholders .............................           --          (160)
  Dividends paid ...........................................       (3,428)       (2,435)
  Issuance of common stock .................................       22,331            --
                                                               ----------    ----------
      Net cash used in  financing activities ...............       (2,204)       (1,791)
                                                               ----------    ----------

      Net increase (decrease) in cash ......................           14          (522)
Cash at beginning of year ..................................          374           674
                                                               ----------    ----------
Cash at end of period ......................................   $      388    $      152
                                                               ==========    ==========


            The accompanying notes are an integral part of these statements.





                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:
--------------------------------

      The information presented for June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited, but, in the opinion of the Happy Kids Inc.'s (the "Company") management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-44267) (the "Registration Statement"), as declared effective by the Securities and Exchange Commission (the "SEC") on April 2, 1998.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

      The Company was incorporated in 1988 in New York under the name O'Boy Inc. and changed its name to Happy Kids Inc. in December 1997. Historically, the Company operated as separate business entities, with the first of such entities commencing operations in 1979, all under the common ownership of the Company's then-current shareholders. Immediately prior to the effectiveness of the Company's initial public offering (the "Initial Public Offering"), as described in Note 2, all of such separate entities became wholly-owned subsidiaries of the Company (the "Reorganization"). The Company issued 4,262,500 additional shares of common stock, to its then-current shareholders, in exchange for their ownership in these separate business entities. All share and per share amounts throughout this Form 10-Q have been restated to retroactively reflect the Reorganization.

      The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries to reflect the Reorganization as stated above. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 -- Initial Public Offering:
----------------------------------

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales was approximately $22.3 million.

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


Note 3 -- Income Taxes:
-----------------------

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

      Prior to the termination of the Company's S Corporation status, the Company declared the S Corporation Distribution to the shareholders of record of the Company on such date. Such shareholders consisted solely of Jack Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark Benun, the Company's Executive Vice President and Secretary and Isaac Levy, its Senior Vice President. Such distribution (totaling $7.9 million) represented substantially all of the Company's remaining undistributed S Corporation earnings as of the date of termination of S Corporation status, and is evidenced by four-year 5.7% promissory notes issued to such shareholders in connection with the Reorganization. Of the total S Corporation Distribution, $2.0 million of the net proceeds from the Company's Initial Public Offering was used to make a partial payment of amounts due under the related promissory notes. The balance of the S Corporation Distribution will be paid in accordance with the terms and provisions of such promissory notes and provides for the timely distribution of amounts necessary to pay personal income taxes of such shareholders due on amounts earned by the

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Company for the period January 1, 1998 through the termination of such S Corporation status, currently estimated to be $ 314,000 as of June 30, 1998.

      Subsequent to the termination of the Company's S Corporation status, the Company uses the liability method for both Federal and state income tax purposes. The effect of such change was reflected in net income for the second quarter of 1998 when such termination occurred and resulted in an increase in deferred tax assets and earnings of approximately $1.0 million.

      The pro forma provision for income taxes represents the income tax provision that would have been reported had the Company been subject to Federal and additional state and local income taxes as a C Corporation for all periods presented.


Note 4 -- Due to Shareholders:
------------------------------

      In connection with the termination of the Company's S Corporation status, the Company agreed to distribute an aggregate of $ 7.9 million to the Company's pre-Initial Public Offering shareholders, such amounts representing the Company's total undistributed equity resulting from the S Corporation or limited liability corporation ("LLC") status of the Company and its related entities prior to the Reorganization, of which $2.0 million was paid from the proceeds of the Initial Public Offering. The balance is due pursuant to four-year 5.7% notes payable to such shareholders. Such notes provide for the timely distribution of amounts necessary to pay the remaining personal income taxes of such shareholders or members due on amounts earned by such S Corporations or LLCs for the period January 1, 1998 through the termination of S Corporation or LLC status of approximately $ 314,000. In addition, existing amounts due to shareholders of $1.4 million are subject to the same terms as the above promissory notes.


Note 5 -- Pro forma Information:
--------------------------------

      a.    Pro Forma Results of Income and Pro Forma Income Taxes:
      -------------------------------------------------------------

      Pro Forma adjustments in the statements of income for the three and six-month periods ended June 30, 1998 and 1997 reflect provisions for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes.

      As disclosed in Note 3, the Company has, in the past, elected for certain of its affiliates to be taxed as S Corporations pursuant to the Internal Revenue Code. In connection with the Company's Initial Public Offering, the Company terminated such S elections and partnership status and became subject to Federal and additional state and local income taxes. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state and local income taxes. The effective pro forma tax rate of the Company differs from the Federal rate of 34% primarily due to the effects of state and local income taxes.

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      b.    Pro Forma Net Income
      --------------------------

      Pro forma net income represents the historical amounts after the pro forma adjustments discussed above.


Note 6 -- Earnings Per Share:
-----------------------------

      The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, the Company has retroactively restated earnings per share. Basic EPS is based on the weighted average number of common shares outstanding, without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. There were approximately 33,000 common stock equivalent shares at June 30, 1998 and none at December 31, 1997.


Note 7 -- Reclassification:
---------------------------

      Certain prior year amounts have been reclassified to conform to the 1998 presentation.


Note 8 - Inventories:
---------------------

      Inventories consist of the following finished goods:

                                                 June 30,    December 31,
                                                  1998          1997
                                               ----------    ------------
                                                      (in thousands)

               Warehouse ....................  $   15,658    $    8,716
               In-transit and overseas ......       6,572         8,010
               LIFO valuation allowance .....        (357)         (410)
                                               ----------    ----------
                                               $   21,873    $   16,316
                                               ==========    ==========

      For the six months ended June 30, 1998 and 1997, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $ 53,000 and $ 251,000, respectively. For the quarters ended June 30, 1998 and 1997 there was no liquidation of the LIFO reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------

      Happy Kids Inc. is a designer and marketer of custom-designed, licensed and branded children's apparel. The Company produces high-quality, coordinated apparel programs, including knit tops, bottoms, overalls, shortalls, coveralls and swimwear, for newborns, infants, toddlers, boys and girls. The Company's major licenses currently include Nickelodeon's Rugrats, AND 1 and B.U.M. Equipment. The Company also designs and delivers private label branded playwear programs for leading retailers and its major programs currently include Sesame Street for Kmart and New Legends for Kids R Us.

      Prior to and including much of 1995, the Company's operating strategy primarily focused on developing and marketing its own house brands. The Company manufactured products for inventory under the Company's brands and often concentrated on enhancing sales volume rather than focusing on a combination of sales volume and gross margins. The Company believes that the loss it incurred in 1995 was primarily attributable to these factors. In 1995, to leverage its strong customer relationships, the Company initiated its current sales strategy under which the Company's customers order specific quantities of goods on a fixed-price basis six to nine months in advance of a selling season. As a result, for 1997 and for the first six months of 1998, substantially all of the Company's playwear was produced upon receipt of customer orders. Also in 1995, the Company elected to concentrate on developing a diversified portfolio of popular, established and well-recognized licensed properties and private label relationships and de-emphasized its reliance on house brands, which have been a declining component of the Company's net sales in each year since 1995. Since that time, the Company's strategy has been to work closely with its customers to design and market high-quality coordinated apparel programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

      Net Sales. Net sales increased $ 17.3 million, or 117.1%, to $ 32.0 million in the second quarter of 1998 from $14.7 million in the second quarter of 1997. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

      Gross Profit.  Gross profit  increased by $ 4.9 million,  or 134.0 %, to $
8.5 million in the second quarter of 1998 from $ 3.7 million in the second quarter of 1997. The gross profit margin increased to 26.7 % in the second quarter of 1998 from 24.8 % in the second quarter of 1997. Such increase was due, in part, to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs.

      Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $ 760,000, or 33.3 %, to $3.0 million in the second quarter of 1998 from $ 2.3 million in the second quarter of 1997. This increase is attributable primarily to higher sales compensation, warehousing and shipping costs associated with increased sales volumes. In addition, design salaries increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses decreased to 9.5 % in the second quarter of 1998 from 15.5 % in the second quarter of 1997.

      General and Administrative Expenses. General and administrative expenses increased $ 572,000, or 30.1 %, to $ 2.5 million in the second quarter of 1998 from $ 1.9 million in the second quarter of 1997. This increase is primarily the result of higher factor commissions associated with increased sales volume, as well as higher professional and data processing expenses and contributions. As a percentage of net sales, general and administrative expenses decreased to 7.7 % in the second quarter of 1998 from 12.9 % in the second quarter of 1997 due to the operating leverage associated with the higher sales.

      Interest Expense, net. Interest expense, net decreased $ 346,000, or 51.3 %, to $ 328,000 in the second quarter of 1998 from $674,000 in the second quarter of 1997. This decrease is a result of the application of a substantial portion of the proceeds from the Company's Initial Public Offering to the repayment of the Company's bank debt in the second quarter of 1998. As a percentage of net sales, interest expense decreased to 1.0 % for the second quarter of 1998, as compared to 4.6 % for the second quarter of 1997.

      Income  Before Income  Taxes.  Income before income taxes  increased $ 3.9 million, to $ 2.7 million in the second quarter of 1998 from a loss of $1.2 million in the second quarter of 1997 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 8.5 % in the second quarter of 1998 from (8.2 %) in the second quarter of 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

      Net Sales. Net sales increased $ 28.1 million, or 71.2%, to $67.7 million in the first six months of 1998 from $ 39.6 million in the first six months of 1997. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

      Gross  Profit.  Gross profit  increased by $ 7.2 million,  or 71.6 %, to $
17.2 million in the first six months of 1998 from $ 10.0 million in the first six months of 1997. The gross profit margin increased to 25.4 % in the first six months of 1998 from 25.3 % in the first six months of 1997. Such increase was due to increased sales in certain licensed products. In addition, the 1997 gross margin amount includes $251,000 in income due to a decrease in LIFO reserves, which accounted for 0.6 % of such gross margin, while the 1998 gross margin amount includes $53,000 in income due to a decrease in LIFO reserves, which had no affect on gross margin for that period.

      Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $ 1.3 million, or 27.2 %, to $ 6.0 million in the first six months of 1998 from $ 4.7 million in the first six months of 1997. This increase is attributable primarily to higher sales compensation, warehousing and shipping costs associated with increased sales volumes. In addition, advertising expenses increased due to cooperative advertising charges from a licensor associated with a major licensing program. Also, design salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses decreased to 8.9 % in the first six months of 1998 from 11.9 % in the first six months of 1997.

      General and Administrative Expenses. General and administrative expenses increased $865,000 , or 23.3 %, to $ 4.6 million in the first six months of 1998 from $ 3.7 million in the first six months of 1997. This increase is primarily the result of higher factor commissions associated with increased sales volume, as well as higher professional and data processing expenses and contributions. As a percentage of net sales, general and administrative expenses decreased to
6.8 % in the first six months of 1998 from 9.4 % in the first six months of 1997 due to the operating leverage associated with the higher sales.

      Interest Expense, net. Interest expense, net decreased $ 50,000, or 3.7 %, to $ 1.3 million in the first six months of 1998 from $ 1.4 million in the first six months of 1997. This decrease is a result of the application of a substantial portion of the proceeds from its Initial Public Offering to the repayment of the Company's bank debt in the second quarter of 1998. As a percentage of net sales, interest expense decreased to 2.0% for the first six months of 1998, as compared to 3.5 % for the first six months of 1997.

      Income Before Income Taxes. Income before income taxes increased $ 5.1 million, to $ 5.3 million in the first six months of 1998 from $ 209,000 in the first six months of 1997 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 7.8 % in the first six months of 1998 from 0.1 % in the first six months of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company has financed its cash requirements primarily through operations and borrowings under its Line of Credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

      Through the consummation of the Company's Initial Public Offering on April 8, 1998, the Company's Line of Credit permitted borrowings up to $42.0 million as a revolving credit line to expire on December 31, 1998, subject to annual renewals (adjusted seasonally to $47.0 million from January 1, 1998 through April 30, 1998). The Company executed an amendment of its existing Line of Credit whereby upon effectiveness of the Initial Public Offering and satisfaction of certain conditions, the Company's Line of Credit was amended to provide for a discretionary one year revolving Line of Credit, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $49.0 million through April 30, 1998, (b) $42.0 million from May 1, 1998 through December 31, 1998, (c) $47.0 million from January 1, 1999 through March 31, 1999, or (d) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus (iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time could not exceed $35.0 million from January 1, 1998 to April 30, 1998 and $30.0 million thereafter, and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (8.5 % at June 30, 1998). In addition, in connection with the amendment to the Line of Credit, personal guarantees of certain of the Company's present shareholders under the Line of Credit terminated and the collateral pledged by such shareholders were released.

      Prior to such amendment, and during the quarterly period reported on herein, the first $5.0 million of borrowings under this Line of Credit bore interest at the prime rate plus 4.0% (12.5 % at June 30, 1998). The remaining borrowings bore interest at the prime rate plus 1.0% (9.5% at June 30, 1998). Additionally, the Company was subject to certain fees associated with the Line of Credit. The Line of Credit is collaterialized by substantially all of the assets of the Company. As of June 30, 1998 the Company had $ 3.8 million of outstanding direct borrowings and $ 18.7 million of contingent liabilities under open letters of credit.

      The Company used approximately $17.1 million of the net proceeds from its Initial Public Offering consummated on April 8, 1998 and all of the net proceeds (approximately $3.1 million) received in connection with the exercise of the underwriters' over-allotment option consummated on April 23, 1998 to reduce the outstanding balance of direct borrowings under the Line of Credit.

      In addition, the Company's lender has sole discretion to make or withhold advances under the Line of Credit. There can be no assurance that the lender will continue to lend under the Line of Credit. If the lender exercises its discretion to withhold advances, there would be a material adverse effect on the Company's business, financial condition and results of operations.

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales was approximately $22.3 million.

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

      As of June 30, 1998, the Company's other principal sources of liquidity included cash of $ 388,000, amounts due from factor of $ 19.4 million and net accounts receivable of $ 146,000. The Company had working capital of $ 30.0 million and long-term debt of $ 6.1 million as of June 30, 1998.

      For the six months ended June 30, 1998, operating activities provided cash of $ 2.2 million primarily as a result of net income of $4.9 million, a decrease in amounts due from factor of $ 4.8 million and an increase in accounts payable and accrued expenses of $ 1.6 million. This was partially offset by an increase in inventory of $ 5.6 million. Net cash used in financing activities during the same period was $ 2.2 million consisting primarily of the proceeds of the Company's Initial Public Offering, offset by reduced net borrowings of $ 21.1 million under the Company's Line of Credit and payments to shareholders of $ 3.4 million.

      Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were insignificant for the quarters ended June 30, 1998 and 1997, respectively. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing Line of Credit, as amended, will be adequate to satisfy current and planned operations for at least the next 12 months.


BACKLOG
-------

      The Company's customers order specific quantities of goods on a fixed-price basis six to nine months in advance of a selling season. Such customer orders are placed in backlog upon their receipt and acceptance by the Company. Customer orders are generally cancelable on notice to the Company without penalty. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $ 107.0 million at June 30, 1998, all of which is expected to ship prior to March 31, 1999.


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

      During the quarter, upon consummation of the Company's Initial Public Offering on April 8, 1998, the Company granted stock options to purchase an aggregate of 80,000 shares of its Common Stock to certain of its non-employee Directors pursuant to the Company's 1997 Stock Plan. The shares underlying such options have not yet been registered under the securities laws. All of such options have an exercise price of $10.00 per share, which was based upon and equal to the Company's Initial Public Offering price per share of Common Stock.

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


USE OF PROCEEDS AND RESTRICTION ON DIVIDENDS
--------------------------------------------

      On April 2, 1998, the SEC declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-44267), as filed with the SEC in connection with the Company's Initial Public Offering of Common Stock, which was co-managed by Ladenburg Thalmann & Co., Inc. and Cruttenden Roth Incorporated. Pursuant to such Registration Statement, and the Company's Registration Statement on Form S-1MEF (Registration Statement No. 333-49427), filed with the SEC on April 3, 1998, which became effective as of such date, the Company registered and sold an aggregate of 2,530,000 shares of its Common Stock, including shares underlying the underwriters' over-allotment option, for a gross aggregate offering price of $25.3 million. In connection with such offering, the Company incurred total expenses of approximately $1.3 million. In addition to such expenses, the Company incurred underwriting discounts and commissions of approximately $1.8 million. Of the approximately $19.1 million in net proceeds received by the Company upon consummation of its Initial Public Offering and the approximately $3.1 million in net proceeds received by the Company upon consummation of the exercise of the underwriters' over-allotment option related thereto, an aggregate of $2.0 million was distributed to Jack Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark Benun, the Company's Executive Vice President, Secretary and a Director and Isaac Levy, the Company's Senior Vice President and a Director in connection with the payment of the S Corporation Distribution, and the remaining amount was utilized to pay down the outstanding balance under the Company's amended Line of Credit. Under such amended Line of Credit, the Company is obligated to maintain certain financial covenants and is restricted from paying dividends to its shareholders.


ITEM 5.   OTHER INFORMATION.

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


                                       Happy Kids Inc.


DATE: August 10 , 1998                 By:/s/ Jack Benun
                                          --------------------------------------
                                           Jack Benun
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE: August 10, 1998                  By:/s/ Stuart Bender
                                          --------------------------------------
                                           Stuart Bender
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)