Form 10-Q
period 1998-09-30
HAPPY KIDS INC
filed 1998-11-10
CIK 1052262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                           Commission File No. 0-23629

                                 Happy Kids Inc.
--------------------------------------------------------------------------------
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

                                 (212) 695-1151
                          ---------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:    X                                No:
                  ---------                               ---------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1998:

             Class                                         Number of Shares
             -----                                         ----------------
 Common Stock, $.01 par value                                10,280,000

                        HAPPY KIDS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION...................    1

     Item 1.  Condensed Consolidated Financial Statements...............    1

              Condensed Consolidated Balance Sheets as of September
                30, 1998 (unaudited) and December 31, 1997..............    2

              Condensed Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 1998 and
                1997 (audited with respect to the nine months ended
                September 30, 1997).....................................    3

              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 (unaudited) and
                1997....................................................    4

              Notes to Condensed Consolidated Financial Statements......    5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................   10

              Results of Operations.....................................   11

              Liquidity and Capital Resources...........................   13

              Backlog...................................................   14

              Management Information Systems............................   15

              European Monetary Union...................................   16

              Effect of Recently Issued Accounting Standards............   16

PART II. OTHER INFORMATION..............................................   17

     Item 6.  Exhibits and Reports on Form 8-K..........................   17

SIGNATURES..............................................................   18

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              ----------------------------------------------------

               Item 1. Condensed Consolidated Financial Statements

                            HAPPY KIDS INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share amounts)

                                                               September 30,  December 31,
                                                                  1998          1997
                                                               ------------  -------------
                                                               (unaudited)

                       ASSETS
CURRENT ASSETS
   Cash ......................................................   $   357       $   374
   Due from factor ...........................................    25,111        24,232
   Accounts receivable - trade (net of allowance of
     $513 at September 30, 1998 and  December 31, 1997) ......       636           316
   Inventories ...............................................    21,331        16,316
   Due from shareholders .....................................      --             347
   Other current assets ......................................     4,352         1,139
                                                                 -------       -------
      Total current assets ...................................    51,787        42,724
FIXED ASSETS - NET ...........................................     1,501         1,476
OTHER ASSETS .................................................       547           752
                                                                 -------       -------
      Total assets ...........................................   $53,835       $44,952
                                                                 =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to bank ...............................................   $ 8,315       $24,863
   Current portion - capital lease obligations ...............        37            49
   Accounts payable and accrued liabilities ..................    10,067        11,393
   Due to shareholders .......................................       314          --
                                                                 -------       -------
      Total current liabilities ..............................    18,733        36,305

DEFERRED RENT PAYABLE ........................................       524           584
CAPITAL LEASE OBLIGATIONS ....................................      --              19
DUE TO SHAREHOLDERS ..........................................     5,405         1,400
COMMITMENTS
SHAREHOLDERS' EQUITY:
   Preferred stock - 5,000 shares authorized, $.01
      par value; no shares issued and outstanding ............      --            --
   Common stock - 30,000 shares authorized, $.01 par
      value; 10,280 and  7,750 shares issued and
      outstanding at September 30, 1998 and December
      31, 1997, respectively .................................       103            78
   Additional paid-in capital ................................    23,263         1,119
   Retained earnings .........................................     5,807         5,447
                                                                 -------       -------
      Total shareholders' equity .............................    29,173         6,644
                                                                 -------       -------
      Total liabilities and shareholders' equity .............   $53,835       $44,952
                                                                 =======       =======


            The accompanying notes are an integral part of these statements.


                                          - 2 -

                                 HAPPY KIDS INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands, except per share amounts)


                                              For the Three Months          For the Nine Months
                                               Ended September 30,           Ended September 30,
                                              --------------------          --------------------
                                               1998           1997            1998        1997
                                            ---------      ---------      ---------     ---------
                                           (unaudited)    (unaudited)    (unaudited)

Net sales ...............................   $  46,993      $  37,771      $ 114,721     $  77,328
Cost of goods sold ......................      34,750         28,359         85,302        57,908
                                            ---------      ---------      ---------     ---------
    Gross profit ........................      12,243          9,412         29,419        19,420
                                            ---------      ---------      ---------     ---------
Operating expenses:
    Selling, design and shipping ........       3,648          2,832          9,653         7,552
    General and administrative ..........       2,310          2,570          6,886         6,281
                                            ---------      ---------      ---------     ---------
          Total operating expenses ......       5,958          5,402         16,539        13,833
                                            ---------      ---------      ---------     ---------
          Operating earnings ............       6,285          4,010         12,880         5,587
                                            ---------      ---------      ---------     ---------
Interest expense, net ...................         472          1,154          1,790         2,522
                                            ---------      ---------      ---------     ---------
Income  before income taxes .............       5,813          2,856         11,090         3,065
Provision for income taxes:
     Income taxes .......................       2,442            352          3,838           373
     Deferred tax benefit ...............        --             --           (1,024)         --
                                            ---------      ---------      ---------     ---------

          Total income taxes ............       2,442            352          2,814           373
                                            ---------      ---------      ---------     ---------
          Net income ....................   $   3,371      $   2,504      $   8,276     $   2,692
                                            =========      =========      =========     =========
Basic income
    per common share ....................   $    0.33      $    0.32      $    0.88     $    0.35
                                            =========      =========      =========     =========
Weighted average common
    shares outstanding ..................      10,280          7,750          9,406         7,750
                                            =========      =========      =========     =========
Diluted income
    per common share ....................   $    0.33      $    0.32      $    0.88     $    0.35
                                            =========      =========      =========     =========
Weighted average common
    shares outstanding ..................      10,284          7,750          9,419         7,750
                                            =========      =========      =========     =========

Pro forma data (unaudited):
    Historical income  before
          provision for income taxes ....   $   5,813      $   2,856      $  11,090     $   3,065
    Income taxes ........................       2,442          1,199          4,658         1,287
                                            ---------      ---------      ---------     ---------
          Net income ....................   $   3,371      $   1,657      $   6,432     $   1,778
                                            =========      =========      =========     =========
Pro forma basic income per share ........   $    0.33      $    0.21      $    0.68     $    0.23
                                            =========      =========      =========     =========
Pro forma weighted average
    common shares outstanding ...........      10,280          7,750          9,406         7,750
                                            =========      =========      =========     =========
Pro forma diluted income per share ......   $    0.33      $    0.21      $    0.68     $    0.23
                                            =========      =========      =========     =========
Pro forma weighted average
    common shares outstanding ...........      10,284          7,750          9,419         7,750
                                            =========      =========      =========     =========


                 The accompanying notes are an integral part of these statements.


                                                - 3 -

                          HAPPY KIDS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             For the Nine Months
                                                             Ended September 30,
                                                           -----------------------
                                                              1998           1997
                                                           --------       --------
                                                          (unaudited)

Cash flows from operating activities:
Net income .........................................       $  8,276       $  2,692
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization ...................            226            260
   Deferred taxes ..................................         (1,024)            99
   Provision for losses on accounts receivable .....             45            355
Changes in operating assets and liabilities:
   Accounts receivable .............................           (365)           131
   Due from factor .................................           (879)        (8,207)
   Inventories .....................................         (5,015)           872
   Other current assets ............................         (2,116)           536
   Other assets ....................................            (30)            12
   Accounts payable and accrued expenses ...........         (1,386)        (1,558)
   Due from shareholders ...........................            347            463
                                                           --------       --------

Net cash used in operating activities ..............         (1,921)        (4,345)
                                                           --------       --------

Cash flows from investing activities:
   Acquisition of fixed assets .....................           (251)           (60)
                                                           --------       --------

Cash flows from financing activities:
   Net borrowings under line of credit .............        (16,548)         7,560
   Payments on capital lease .......................            (31)           (43)
   Borrowings from shareholders ....................           (169)          (160)
   Dividends paid ..................................         (3,428)        (3,007)
   Issuance of common stock ........................         22,331           --
                                                           --------       --------

Net cash provided by financing activities ..........          2,155          4,350
                                                           --------       --------

Net decrease in cash ...............................            (17)           (55)

Cash at beginning of year ..........................            374            674
                                                           --------       --------

Cash at end of period ..............................       $    357       $    619
                                                           ========       ========


          The accompanying notes are an integral part of these statements.





                                         - 4 -

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information relating to September 30, 1998 is unaudited)


Note 1 -- Basis of Presentation:

      The information presented for the nine-month period ended September 30, 1998 and for the three-month periods ended September 30, 1998 and 1997 are unaudited. The information presented for the nine-month period ended September 30, 1997 is audited. In the opinion of the Happy Kids Inc.'s (the "Company") management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and its cash flows for the nine- month periods ended September 30, 1998 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-44267) (the "Registration Statement"), as declared effective by the Securities and Exchange Commission (the "SEC") on April 2, 1998.

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

      The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries to reflect the Reorganization as stated above. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information relating to September 30, 1998 is unaudited)


Note 2 -- Initial Public Offering:

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

      Prior to the termination of the Company's S Corporation status, the Company declared the S Corporation Distribution to the shareholders of record of the Company on such date. Such shareholders consisted solely of Jack Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark Benun, the Company's Executive Vice President and Secretary and Isaac Levy, its Senior Vice President. Such distribution (totaling $7.6 million) represented substantially all of the Company's remaining undistributed S Corporation earnings as of the date of termination of S Corporation status, and is evidenced by four-year 5.7% promissory notes issued to such shareholders in connection with the Reorganization. Of the total S Corporation Distribution, $2.0 million of the net proceeds from the Company's Initial Public Offering was used to make a partial payment of amounts due under the related promissory notes. The balance of the S Corporation Distribution will be paid in accordance with the terms and

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information relating to September 30, 1998 is unaudited)

provisions of such promissory notes and provides for the timely distribution of amounts necessary to pay personal income taxes of such shareholders due on amounts earned by the Company for the period January 1, 1998 through the termination of such S Corporation status, currently estimated to be $314,000 as of September 30, 1998.

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



Note 4 -- Due to Shareholders:

      In connection with the termination of the Company's S Corporation status, the Company agreed to distribute an aggregate of $7.6 million to the Company's pre-Initial Public Offering shareholders, such amounts representing the Company's total undistributed equity resulting from the S Corporation or limited liability corporation ("LLC") status of the Company and its related entities prior to the Reorganization, of which $2.0 million was paid from the proceeds of the Initial Public Offering. The balance is due pursuant to four-year 5.7% notes payable to such shareholders. Such notes provide for the timely distribution of amounts necessary to pay the remaining personal income taxes of such shareholders or members due on amounts earned by such S Corporations or LLCs for the period January 1, 1998 through the termination of S Corporation or LLC status of approximately $314,000. In addition, existing amounts due to shareholders of $1.4 million are subject to the same terms as the above promissory notes.



Note 5 -- Pro forma Information:

     a. Pro Forma Results of Income and Pro Forma Income Taxes:

      Pro Forma adjustments in the statements of income for the three and nine-month periods ended September 30, 1998 and 1997 reflect provisions for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes.

      As disclosed in Note 3, the Company has, in the past, elected for certain of its affiliates to be taxed as S Corporations pursuant to the Internal Revenue Code. In connection with the Company's Initial Public Offering, the Company terminated such S elections and partnership status and became subject to Federal and additional state and local income taxes. The pro forma provision for income taxes represents the income tax provisions that would have been reported

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information relating to September 30, 1998 is unaudited)


had the Company been subject to Federal and additional state and local income taxes. The effective pro forma tax rate of the Company differs from the Federal rate of 34% primarily due to the effects of state and local income taxes.



     b. Pro Forma Net Income:

      Pro forma net income represents the historical amounts after the pro forma adjustments discussed above.



Note 6 -- Earnings Per Share:

      A reconciliation between basic and diluted earnings per share from operations is as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     -------------------     -------------------
                                      1998         1997        1998        1997
                                     -------     -------     -------     -------
                                   (unaudited)  (unaudited) (unaudited)
                                       (In thousands except per share amounts)

Net Income .....................     $ 3,371     $ 2,504     $ 8,276     $ 2,692
Basic EPS:
   Basic common shares .........      10,280       7,750       9,406       7,750
                                     =======     =======     =======     =======
   Basic EPS ...................     $  0.33     $  0.32     $  0.88     $  0.35
                                     =======     =======     =======     =======
Diluted EPS:
   Basic common shares .........      10,280       7,750       9,406       7,750
   Diluted common shares .......           4           0          13           0
                                     -------     -------     -------     -------
   Total diluted shares ........      10,284       7,750       9,419       7,750
                                     =======     =======     =======     =======
   Diluted EPS .................     $  0.33     $  0.32     $  0.88     $  0.35
                                     =======     =======     =======     =======



Note 7 -- Reclassification:

      Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information relating to September 30, 1998 is unaudited)


Note 8 - Inventories:

      Inventories consist of the following finished goods:

                                     September 30,   December 31,
                                         1998            1997
                                     -------------   -------------
                                            (in thousands)

      Warehouse..................     $  17,382        $   8,716
      In-transit and overseas....         4,306            8,010
      LIFO valuation allowance....         (357)            (410)
                                      ---------        ---------
                                      $  21,331        $  16,316
                                      =========        =========

      For the nine months ended September 30, 1998 and 1997, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $53,000 and $679,000, respectively. For the quarters ended September 30, 1998 and 1997, there were liquidations of the LIFO reserves of $0 and $428,000, respectively.

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

      Prior to and including much of 1995, the Company's operating strategy primarily focused on developing and marketing its own house brands. The Company manufactured products for inventory under the Company's brands and often concentrated on enhancing sales volume rather than focusing on a combination of sales volume and gross margins. The Company believes that the loss it incurred in 1995 was primarily attributable to these factors. In 1995, to leverage its strong customer relationships, the Company initiated its current sales strategy under which the Company's customers order specific quantities of goods on a fixed-price basis six to nine months in advance of a selling season. As a result, for 1997 and for the first nine months of 1998, substantially all of the Company's playwear was produced upon receipt of customer orders. Also in 1995, the Company elected to concentrate on developing a diversified portfolio of popular, established and well-recognized licensed properties and private label relationships and de-emphasized its reliance on house brands, which have been a declining component of the Company's net sales in each year since 1995. Since that time, the Company's strategy has been to work closely with its customers to design and market high-quality coordinated apparel programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

      Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's sales strategy, concentration on the development of a diversified portfolio of licensed properties and private label relationships and gross margins. Forward-looking statements also may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those related to: (i) general economic conditions; (ii) a dependence on license arrangements;
(iii) a dependence on private label relationships; (iv) a dependence on contract manufacturers; (v) a reliance on key customers; (vi) a dependence on access to credit facilities; (vii) the risks associated with significant growth; (viii) competition; (ix) seasonality of sales; (x) cyclicality and trends in the apparel industry; (xi) import restrictions and other risks associated with international business; and (xii) risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's contract manufacturers, suppliers, distributors, marketing partners and certain other parties. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.



Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Net Sales. Net sales increased $9.2 million, or 24.4%, to $47.0 million in the third quarter of 1998 from $37.8 million in the third quarter of 1997. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

      Gross Profit. Gross profit increased by $2.8 million, or 30.0%, to $12.2 million in the third quarter of 1998 from $9.4 million in the third quarter of 1997. The gross profit margin increased to 26.1% in the third quarter of 1998 from 24.9% in the third quarter of 1997. Such increase was due, in part, to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs. In addition, the 1997 gross margin amount includes $428,000 in income due to a decrease in LIFO reserves, which accounted for .05% of such gross margin, while the 1998 gross margin had no LIFO reserve adjustment.

      Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $816,000, or 28.8%, to $3.6 million in the third quarter of 1998 from $2.8 million in the third quarter of 1997. This increase is attributable primarily to higher sales compensation, warehousing and shipping costs associated with increased sales volumes. In addition, design and production salaries increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses increased to 7.8% in the third quarter of 1998 from 7.5% in the third quarter of 1997.

      General and Administrative Expenses. General and administrative expenses decreased $260,000, or 10.1%, to $2.3 million in the third quarter of 1998 from $2.6 million in the third quarter of 1997. This decrease is primarily the result of decreased officers' compensation resulting from the reduction in officers' salaries and bonuses implemented in the first quarter of 1998, offset, somewhat, by higher factor commissions associated with increased sales volume, as well as higher professional fees and expenses incurred and related to Year 2000 remediation. As a percentage of net sales, general and administrative expenses decreased to 4.9% in the third quarter of 1998 from 6.8% in the third quarter of 1997 due to the operating leverage associated with the higher sales.

      Interest Expense, net. Interest expense, net, decreased $682,000, or 59.1%, to $472,000 in the third quarter of 1998 from $1.2 million in the third quarter of 1997. This decrease is a result of the application of a substantial portion of the proceeds from the Company's Initial Public Offering to the repayment of the Company's bank debt in the second quarter of 1998. As a percentage of net sales, interest expense decreased to 1.0% for the third quarter of 1998, as compared to 3.1% for the third quarter of 1997.

      Income Before Income Taxes. Income before income taxes increased $2.9 million, to $5.8 million in the third quarter of 1998 from $2.9 million in the third quarter of 1997 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 12.4% in the third quarter of 1998 from 7.6% in the third quarter of 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Net Sales. Net sales increased $37.4 million, or 48.4%, to $114.7 million in the first nine months of 1998 from $77.3 million in the first nine months of 1997. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

      Gross Profit. Gross profit increased by $10.0 million, or 51.5%, to $29.4 million in the first nine months of 1998 from $19.4 million in the first nine months of 1997. The gross profit margin increased to 25.6% in the first nine months of 1998 from 25.1% in the first nine months of 1997. Such increase was due to increased sales in certain licensed products. In addition, the 1997 gross margin amount includes $679,000 in income due to a decrease in LIFO reserves, which accounted for .04% of such gross margin, while the 1998 gross margin amount includes $53,000 in income due to a decrease in LIFO reserves, which had no effect on gross margin for that period.

      Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $2.1 million, or 27.8%, to $9.7 million in the first nine months of 1998 from $7.6 million in the first nine months of 1997. This increase is attributable primarily to higher sales compensation, warehousing and shipping costs associated with increased sales volumes. In addition, advertising expenses increased due to cooperative advertising charges from a licensor associated with a major licensing program. Also, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses decreased to 8.4% in the first nine months of 1998 from 9.8% in the first nine months of 1997.

      General and Administrative Expenses. General and administrative expenses increased $605,000, or 9.6%, to $6.9 million in the first nine months of 1998 from $6.3 million in the first nine months of 1997. This increase is primarily the result of higher factor commissions associated with increased sales volume, as well as higher professional and data processing expenses offset somewhat by reduced officers' compensation implemented in the first quarter of 1998. As a percentage of net sales, general and administrative expenses decreased to 6.0% in the first nine months of 1998 from 8.1% in the first nine months of 1997 due to the operating leverage associated with the higher sales.

      Interest Expense, net. Interest expense, net, decreased $732,000, or 29.0%, to $1.8 million in the first nine months of 1998 from $2.5 million in the first nine months of 1997. This decrease is a result of the application of a substantial portion of the proceeds from the Company's Initial Public Offering to the repayment of the Company's bank debt in the second quarter of 1998. As a percentage of net sales, interest expense decreased to 1.6% for the first nine months of 1998, as compared to 3.3% for the first nine months of 1997.

      Income Before Income Taxes. Income before income taxes increased $8.0 million, to $11.1 million in the first nine months of 1998 from $3.1 million in the first nine months of 1997 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 9.7% in the first nine months of 1998 from 4.0% in the first nine months of 1997.



Liquidity and Capital Resources

      The Company has financed its cash requirements primarily through operations and borrowings under its Line of Credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

      Through the consummation of the Company's Initial Public Offering on April 8, 1998, the Company's Line of Credit permitted borrowings up to $42.0 million as a revolving credit line to expire on December 31, 1998, subject to annual renewals (adjusted seasonally to $47.0 million from January 1, 1998 through April 30, 1998). The Company executed an amendment of its existing Line of Credit whereby upon effectiveness of the Initial Public Offering and satisfaction of certain conditions, the Company's Line of Credit was amended to provide for a discretionary one year revolving Line of Credit, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $49.0 million through April 30, 1998, (b) $42.0 million from May 1, 1998 through December 31, 1998, (c) $47.0 million from January 1, 1999 through March 31, 1999, or (d) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus (iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time could not exceed $35.0 million from January 1, 1998 to April 30, 1998 and $30.0 million thereafter, and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (8.25% at September 30, 1998). In addition, in connection with the amendment to the Line of Credit, personal guarantees of certain of the Company's present shareholders under the Line of Credit terminated and the collateral pledged by such shareholders were released.

      Prior to such amendment, the first $5.0 million of borrowings under this Line of Credit bore interest at the prime rate plus 4.0%. The remaining borrowings bore interest at the prime rate plus 1.0%. Additionally, the Company was subject to certain fees associated with the Line of Credit. The Line of Credit is collateralized by substantially all of the assets of the Company. As of September 30, 1998 the Company had $8.3 million of outstanding direct borrowings and $16.1 million of contingent liabilities under open letters of credit.

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

      On April 8, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

      As of September 30, 1998, the Company's other principal sources of liquidity included cash of $357,000, amounts due from factor of $25.1 million and net accounts receivable of $636,000. The Company had working capital of $33.1 million and long-term debt of $5.9 million as of September 30, 1998.

      For the nine months ended September 30, 1998, operating activities used cash of $1.9 million primarily as a result of a decrease in accounts payable and accrued expenses of $1.4 million, an increase in amounts due from factor of $900,000, an increase in inventory of $5.0 million and increased other assets of $2.1 million, offset by net income of $8.3 million. Net cash provided by financing activities during the same period was $2.2 million consisting primarily of the proceeds of the Company's Initial Public Offering, offset by net borrowings of $16.6 million under the Company's Line of Credit and payments to shareholders of $3.4 million.

      Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures for the nine months ended September 30, 1998 and 1997, were $251,000 and $77,000, respectively. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing Line of Credit, as amended, will be adequate to satisfy current and planned operations for at least the next 12 months.



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

Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $105.9 million at September 30, 1998, all of which it expects to ship over the next six to nine months.



Management Information Systems

      General

      The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including J.C. Penney, Kids R Us, Sears, Target and Walmart. This program allows the Company to receive customer orders, provide advanced shipping notices, monitor store inventory and track orders on-line from the time such orders are placed through delivery. The Company is also able to notify certain of its clients' warehouses, in advance, as to shipments.


      Year 2000 Compliance

      In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000 and beyond. The Company, through such oversight committee, currently is upgrading its management information systems, which it expects to complete during the second quarter of 1999, to ensure proper processing of transactions relating to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. Although the Company does not expect the costs associated with ensuring Year 2000 compliance to have a material affect on its financial position or results of operations, if the computer systems used by the Company, or any of its suppliers or vendors fail or experience significant difficulties related to the Year 2000, the Company could experience delays in manufacturing, delays in shipping, an inability to monitor customer orders or to manage inventory, or may experience related risks that could materially adversely affect the Company's financial position or its results of operations. The Company has identified and been in contact with its major customers, its bank and its factor. The reply from each such entity indicates that each is, or will be, Year 2000 compliant. The Company has incurred approximately $100,000 of expenses for Year 2000 remediation costs in the nine months ended September 30, 1998 and estimates future additional expenditures for Year 2000 remediation of approximately $50,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. The Company has not developed a contingency plan with respect to Year 2000 issues should they arise.

European Monetary Union

      On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to set fixed conversion rates between their existing legacy currencies and the euro. At such time, these participating countries have agreed to adopt the euro as their common legal currency. The eleven participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

      The Company does not denominate its agreements or transactions with foreign entities in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's financial condition or results of operations.


Effect of Recently Issued Accounting Standards

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




                                          Happy Kids Inc.




DATE:   November 6, 1998             By: /s/ Jack Benun
                                         ---------------------
                                         Jack Benun
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




DATE:   November 6, 1998             By: /s/ Stuart Bender
                                         ---------------------
                                         Stuart Bender
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)