Form 10-K
period 1998-12-31
HAPPY KIDS INC
filed 1999-03-30
CIK 1052262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

                         Commission File Number 0-23629

                                Happy Kids Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                New York                               13-3473638
---------------------------------------   --------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

100 West 33rd Street, Suite 1100, New York, New York                  10001
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (212) 695-1151
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------

  None
----------------------------------   -------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes:     X                    No:
                         --------                    --------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


     State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $28,146,250 at March 15, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999:


                 Class                              Number of Shares
                 ------                           ------------------
     Common Stock, $0.01 par value                     10,280,000


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS



              Item                                                      Page
              ----                                                      ----

PART I           1. Business.......................................       1

                 2. Properties.....................................       9

                 3. Legal Proceedings..............................       9

                 4. Submission of Matters to a Vote of Security
                     Holders.......................................       9

PART II          5. Market for the Company's Common Equity
                     and Related Stockholder Matters...............      10

                 6. Selected Consolidated Financial Data...........      12

                 7. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..      13

                7A. Quantitative and Qualitative Disclosure
                     About Market Risk.............................      20

                 8. Financial Statements and Supplementary Data....      20

                 9. Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.........      20

PART III        10. Directors and Executive Officers of the
                     Company.......................................      21

                11. Executive Compensation.........................      21

                12. Security Ownership of Certain Beneficial
                    Owners and Management..........................      21

                13. Certain Relationships and Related Transactions.      21

PART IV         14. Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K........................      22

SIGNATURES.........................................................      23

EXHIBIT INDEX......................................................      25

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................     F-1

                                     PART I


ITEM 1.   BUSINESS.

GENERAL

     Happy Kids Inc. ("Happy Kids" or the "Company") is a designer and marketer of custom-designed, licensed and branded children's apparel. The Company produces high-quality, coordinated apparel programs, including knit tops, bottoms, overalls, shortalls, coveralls and swimwear, for newborns, infants, toddlers, boys and girls (collectively, "playwear"). The Company's major licenses include Nickelodeon's Rugrats, AND 1 and B.U.M. Equipment. The Company also designs and delivers private label branded playwear programs for leading retailers, such as Sesame Street for Kmart. The Company's strategy is to work closely with its customers to design and market coordinated playwear programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

     In 1995, to leverage its customer relationships, its popular licenses and brand names and its reputation for quality products and reliable delivery, the Company initiated its current sales strategy under which customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. For 1998, substantially all of the Company's apparel was produced upon receipt of customer orders. Based upon orders received as of December 31, 1998, the Company had backlog of $123.5 million, which it expects to fill over the following three to nine months. However, in recent months subsequent to the year ended December 31, 1998, the Company has experienced a significant increase in orders involving a rapid turnaround from the date the order is placed to the shipment date.

     Also in 1995, the Company began focusing on the development of a diversified portfolio of popular, established and well-recognized licensed properties and branded private label arrangements. Consequently, the Company has shifted its product mix to higher margin licensed and private label apparel programs from lower margin house brands. As a result of this change in product mix combined with the implementation of the Company's sales strategy, net sales and gross margins increased as follows:

                              Net Sales         Gross Margins
                              ---------         -------------
           1998           $154.6 million             26.4%
           1997           $106.7 million             25.2%
           1996           $ 90.7 million             23.0%
           1995           $ 79.8 million             18.5%

     Additionally, the Company has been able to leverage the popularity and goodwill associated with its licensed properties and brand names to promote sales, rather than undertaking costly marketing initiatives.

     The Company's playwear is designed by over 50 in-house designers and graphic artists organized in teams dedicated to each of the Company's licensed properties and private label programs. Each team works closely with licensors, customers and contract manufacturers, utilizing state-of-the-art CAD systems, to design coordinated products featuring textured fabrications and detailed graphics. The Company believes that its customers rely on its ability to design, have manufactured and deliver on a timely basis commercially successful apparel programs. The Company markets its playwear primarily to mass-market retailers, mid-tier distributors and department stores, including Kmart, Target and WalMart.

     The Company's products are manufactured to exacting quality standards and specifications by over 75 unaffiliated, foreign and domestic contract manufacturers. The Company uses third-party manufacturers to eliminate the significant capital investment requirements associated with maintaining manufacturing facilities. The Company has developed long-standing relationships with many of its contract manufacturers. The Company's ability to design and have manufactured high-quality playwear is evidenced by the Company's product return rates of 2.0% and 1.9% in 1998 and 1997, respectively.

     The Company's growth strategy is to continue to leverage the strength of its diversified portfolio of licensed properties, private label relationships and the quality of its playwear products. The key elements of this strategy include:

     o to increase sales to existing accounts by expanding product categories and sizes incorporating the Company's existing licensed properties and private label relationships;

     o   to  expand  the  Company's  customer  base  by  selling  to  additional
         mass-market  retailers,   mid-tier  distributors,   department  stores,
         specialty retailers and sporting goods chains;

     o to leverage newly acquired licensed properties and private label relationships; and

     o   to  add  new  licenses  and  private   label   relationships  based  on
         established and popular brands.


REORGANIZATION

     The Company was incorporated in 1988 in New York under the name O'Boy Inc. and changed its name to Happy Kids Inc. in December 1997. Historically, the Company operated as separate business entities, with the first of such entities commencing business operations in 1979, all under the common ownership of the principal shareholders of the Company, consisting of Messrs. Jack M. Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark J. Benun, the Company's Executive Vice President and Secretary, and Isaac Levy, the Company's Senior Vice President. On April 1, 1998, immediately prior to the effectiveness of the Company's initial public offering on April 2, 1998 (the "IPO"), all of such separate entities became wholly-owned subsidiaries of the Company. The Company issued 4,262,500 shares of Common Stock to such shareholders in exchange for their ownership of these separate business entities. All share and per share amounts throughout this Form 10-K have been restated to retroactively reflect such reorganization.

PRODUCTS AND LICENSES

     The Company's playwear products are designed and marketed as coordinated apparel programs and include knit tops, bottoms, overalls, shortalls, coveralls and swimwear. The Company's products are marketed in a variety of size categories including newborns, infants, toddlers (2T-4T), boys (4-7 and 8-20) and girls (4-6x and 7-16). The following is a description of the Company's current apparel programs:

 EXISTING LICENSED AND BRANDED                                                                   CURRENT SIZE
        APPAREL PROGRAMS           DESCRIPTION         CURRENT DISTRIBUTION CHANNELS             OFFERINGS
--------------------------------------------------------------------------------------------------------------------------

AND 1........................... Basketball apparel    Top-line specialty athletic           Toddlers, boys
                                                       retailers, mid-tier athletic
                                                       retailers and full-price
                                                       department stores with athletic
                                                       concept shops

B.U.M. Equipment................ Lifestyle activewear  Mass-market retailers,                Newborns, infants,
                                                       mid-tier distributors                 toddlers, boys, girls

Canyon River Blues for Sears.... Activewear            Sears                                 Infants, toddlers, boys
                                                                                             (4-7), girls (4-6x)

E.N.U.F. Internationale......... Lifestyle activewear  Mid-tier distributors,                Boys, girls
                                                       department stores

First Moments for Kohls......... Infantwear            Kohls                                 Newborns, infants

Lullaby Club for Target......... Infantwear            Target                                Newborns, infants

New Legends for Kids R Us....... Activewear            Kids R Us                             Toddlers, girls

Nickelodeon's Rugrats........... Character-based       Mass-market retailers,                Boys, girls
                                 activewear            mid-tier distributors,
                                                       department stores

Sesame Street for Kmart......... Character-based       Kmart                                 Infants, toddlers, boys
                                 activewear                                                  (4-7), girls (4-6x)

Warner Brothers' Scooby Doo..... Character-based       Mid-tier distributors,                Boys, girls
                                 activewear            mass-market retailers

World Wrestling Federation...... Character-based       Mass-market retailers, mid-tier       Boys
                                 apparel               distributors, department
                                                       stores, specialty retailers

 NEW LICENSED AND BRANDED
     APPAREL PROGRAMS              DESCRIPTION         ANTICIPATED DISTRIBUTION CHANNELS     ANTICIPATED LAUNCH (1)
--------------------------------------------------------------------------------------------------------------------------
Arthur.......................... Character-based       Mid-tier distributors,                Fall 1999
                                 activewear            department stores

Jim Henson's Kermit the Frog
and Friends..................... Character-based       Mass-market retailers, mid-tier       Holiday 1999 (2)
                                 activewear            distributors, department stores

MECCA........................... Activewear            Mid-tier distributors,                Holiday 1999
                                                       department stores

MUDD............................ Sportswear            Mid-tier distributors,                Holiday 1999
                                                       department stores

Teletubbies..................... Character-based       Mass-market retailers, mid-tier       Fall 1999
                                 activewear            distributors, department stores

-------------
(1) Initial sales of such products are expected to occur subsequent to December 31, 1998.
(2) The Company has negotiated a deal with Kmart to launch  such license exclusively with Kmart.

     The Company's current licensing arrangements contain initial terms of between eighteen months and five years, and typically include multiple renewal options of between one and five years, subject to certain conditions. The present terms of the Company's current license arrangements will expire between December 1999 and May 2003. The Company's licenses generally require an initiation fee and/or minimum annual royalties to be recouped from ongoing royalty payment obligations, which currently range from 6.0% to 12.0% of the Company's net sales of products incorporating a licensed property. Apparel industry licenses typically are granted with respect to product categories, sizes and channels of distribution, and may be either exclusive or non-exclusive. Virtually all of the licenses are non-assignable without the consent of the licensors and may be terminated by the licensor upon a change of control of the Company. The Company's private label relationships are conducted on a purchase order basis, rather than pursuant to contract. Net sales by the Company for 1998 attributable to its licensing or private label arrangements for Nickelodeon's Rugrats, B.U.M. Equipment, AND 1 and Sesame Street for Kmart accounted for 20.2%, 14.4%, 14.1% and 17.8% of net sales, respectively. Net sales by the Company for 1997 attributable to its licensing or private label arrangements for B.U.M. Equipment, Nickelodeon's Rugrats, Ocean Pacific and Sesame Street for Kmart accounted for 18.9%, 11.3%, 11.1% and 14.3% of net sales, respectively. No other licensing or private label arrangements accounted for more than 10% of the Company's net sales in either 1998 or 1997.


MERCHANDISING

   Design

     The Company's playwear products are designed by over 50 in-house designers and graphic artists organized in teams dedicated to each of the Company's licensed properties and private label programs. Each team works closely with licensors, customers and contract manufacturers, utilizing state-of-the-art CAD systems, to design coordinated products featuring textured fabrications and detailed graphics. The Company believes that its customers rely on its ability to design, have manufactured and deliver on a timely basis commercially successful apparel programs.

     The design process incorporates product design, merchandising, sourcing and production. The Company's design and merchandising teams continually monitor and evaluate the children's playwear market for styles and trends in fabrics, trims and accessories, as well as analyze online sales information provided by its customers. In conjunction with its customers and licensors, the Company's design teams identify specific design needs and develop product programs. The Company oversees all garment production, including pattern development and color and sample approval, through regular communication with the Company's customers and contract manufacturers.

   Sales and Marketing

     The Company markets and distributes its products through four channels of distribution, including mass-market retailers, mid-tier distributors, department stores and specialty retailers, including sporting goods chains. All of the Company's sales are within the United States. Recently, the Company began exploring strategies to exploit the growing trend of electronic commerce, including seeking to expand certain of its licenses to permit internet sales as a channel of distribution and engaging a website design firm. The Company's customers include:

     MASS-
    MARKET         MID-TIER             DEPARTMENT               SPECIALTY
   RETAILERS     DISTRIBUTORS             STORES                 RETAILERS
   ---------     ------------      --------------------          ---------

     Kmart         Kids R Us          Dayton Hudson               Champs

    Target       Price/Costco      Federated Department         FootAction
                                          Stores

    WalMart          Sears              JC Penney               Foot Locker

                     Kohls               Dillards

     In 1995, to leverage its customer relationships, its popular licenses and brand names and its reputation for quality products and reliable delivery, the Company initiated its current sales strategy under which customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. For 1998, substantially all of the Company's apparel was produced upon receipt of customer orders. Additionally, the Company has been able to leverage the popularity and goodwill associated with its licenses and brand names to promote sales, rather than undertaking costly marketing initiatives.

     As of December 31, 1998, the Company maintained a sales and marketing staff of 23 people, including its senior management. The Company is organized in account teams led by key account sales executives. Each account sales executive reports directly to senior management and is responsible for the day to day customer relationship management and for supervising and monitoring the sales staff. The Company's sales staff is compensated on a salary plus commission basis.

     The Company's sales and marketing staff works closely with the Company's designers and graphic artists throughout the design and production process. The Company's customers often launch a new product line associated with a new license or private label relationship in a limited number of stores. If the product is successful, the Company's customers often market the product line throughout their retail chains or in a significantly larger number of stores. The Company's design team and sales staff work closely with its customers to monitor, review and analyze product launches.

     The Company's customer base has been and continues to be highly concentrated. Sales of the Company's products to each of Kmart, Target and WalMart accounted for approximately 22.3%, 14.0% and 11.4% of net sales for 1998, respectively. Sales of the Company's products to each of Price/Costco, Kmart and Kids R Us accounted for approximately 17.4%, 14.3% and 11.0% of net sales for 1997, respectively. Based upon historical and recent results and existing relationships with customers, the Company believes that a substantial portion of its net sales and gross profits will continue to be derived from a small number of large customers. There can be no assurance that the Company's larger customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels.


MANUFACTURING

   Contract Manufacturers

     The Company's products are manufactured to exacting quality standards and specifications by over 75 unaffiliated, foreign and domestic contract manufacturers. The Company uses third-party manufacturers to eliminate the significant capital investment requirements associated with maintaining manufacturing facilities. For 1998 and 1997, foreign manufacturers produced approximately 86.2% and 93.4% of the Company's products, respectively, with the remainder of products produced domestically.

     The Company works with independent buying agents in five countries to assist the Company in selecting a contract manufacturer. The Company and such buying agents review, among other things, quality of merchandise produced, the ability of such manufacturer to meet the Company's timing requirements for delivery and price. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce a coordinated apparel program. The Company believes that it has ready access to numerous contract manufacturers and that its existing contract manufacturers have the ability to manufacture across several product lines.

     During 1998 and 1997, various production facilities located in Thailand accounted for an aggregate of 43.1% and 41.4% of the Company's manufactured products, respectively, and various production facilities in Hong Kong accounted for an aggregate of 29.1% and 30.7% of the Company's manufactured products, respectively. No other country accounted for 10% or more of the Company's manufactured products during 1998 or 1997. In addition, a manufacturing facility located in Hong Kong accounted for 17.7% of the Company's manufactured products during 1998 and 12.6% in 1997. In addition, another facility in Hong Kong accounted for 10.6% of the Company's manufactured products during 1997. No other single manufacturer accounted for 10% or more of the Company's manufactured products during 1998 or 1997.

     The Company's products are subject to bilateral textile agreements between the United States and a number of foreign countries. Such agreements, which have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements are not currently subject to specified limits. The Company does not own the right to import finished garments into the United States, but relies on its contract manufacturers to obtain the necessary quotas. In the past, to the extent that necessary import quotas have not been available with respect to a particular source of supply, the Company has been able to find an alternative source of supply. Accordingly, the availability of quotas has not had a material effect upon the Company's business, financial condition or results of operations. The Company's continued ability to source products that it imports may be adversely affected by a significant decrease in available import quotas as well as any additional bilateral agreements or unilateral trade restrictions. In addition, a significant portion of the Company's products are manufactured in Hong Kong. China recently resumed sovereignty over Hong Kong. The Company cannot predict the effect, if any, this event will have on its contract manufacturers in Hong Kong and there can be no assurance that Hong Kong will not experience political, economic or social disruption as a result of the resumption of Chinese sovereignty. In addition, there have been a number of recent trade disputes between China and the United States during which the United States has threatened to impose tariffs and duties on some products imported from China and to withdraw China's "most favored nation" trade status. The loss of such status for China, changes in current tariff structures or the adoption by the United States of trade policies or sanctions adverse to China could have a material effect on the Company's business, financial condition or results of operations.

     The principal raw materials used in the production and sale of the Company's products are yarn, fabric, trim, buttons and other accessories. Raw materials are purchased by the manufacturers who deliver finished goods to the Company. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at reasonable prices.

   Quality Control

     The Company has in place comprehensive quality control procedures to ensure that fabrics, materials and finished goods meet the Company's exacting quality standards. The Company utilizes both internal and independent quality control representatives to monitor contract manufacturers' production processes. In addition, certain of the Company's buying agents engage their own personnel who monitor compliance with the Company's quality control specifications.

     The Company oversees testing of yarns and trim for colorfastness, washability and other standards before sample garments are produced. Selected product samples are sent to independent testing facilities which test garments for colorfastness, washability, size specifications and other standards. Sample garments are randomly subjected to similar quality control tests by the Company for fit and appearance. Foreign and domestic contract manufacturers are routinely visited on a spot check basis to ensure compliance with the Company's quality standards. Finished garments are subject to final inspection in the Company's warehouse for general appearance and quality prior to shipment to customers. Prior to shipment, inspection certificates are issued to indicate that the products have been inspected and found to be in conformity with the order. Products which are manufactured in foreign countries are tested to ensure that such products meet United States customs import requirements by the foreign manufacturers prior to shipment, and the results of such tests, along with samples of each product style, are sent to the Company.

The Company's ability to design and have manufactured high-quality playwear is evidenced by the Company's product return rates of 2.0% and 1.9% in 1998 and 1997, respectively.


DISTRIBUTION

     Upon completion of the manufacturing process, the Company's products are shipped from the contract manufacturers by sea, air or land to the Company's domestic warehouse facilities. The Company utilizes its warehouse facilities in New Brunswick, New Jersey, or its public warehouse arrangement in Long Beach, California prior to shipping its products directly to its customers' stores or distribution centers via common carrier.


INDUSTRY AND COMPETITION

     The children's playwear industry is highly competitive and fragmented. The Company competes with many companies engaged in the design, production and distribution of children's apparel for newborns, infants, toddlers, boys and girls. Some of the Company's competitors have longer operating histories and financial, sales, marketing, design capabilities and other competitive resources which are substantially greater than those of the Company. The Company also faces competition from its existing customers, who may themselves begin to produce children's playwear directly. In addition, such customers have in the past competed, and may continue in the future to compete, for available branded programs. Further, to the extent that the Company's customers or competitors maintain or initiate private label programs, such customers or competitors will compete with the Company's licensed and branded properties. The Company also competes with other manufacturers of children's apparel for retail floor space.

     The Company believes that the principal competitive factors affecting its business include:

     o the ability to deliver, on a timely basis, high quality coordinated playwear apparel;

     o the ability to successfully obtain licensing arrangements and private label relationships based on characters and brands that are appealing to children and parents;

     o the ability to successfully design coordinated apparel programs based on such licensing arrangements and relationships; and

     o   the ability to produce playwear at competitive prices.


EMPLOYEES

     As of December 31, 1998, the Company employed 172 persons, consisting of 23 in sales and marketing, 69 in design and graphic arts, 48 in warehousing and distribution and 32 in finance, administration and management. Twenty eight of the Company's 48 employees at its New Brunswick, New Jersey warehouse facility are subject to a collective bargaining agreement (the

"Collective Bargaining Agreement") between Hawk Industries, Inc. ("Hawk"), a wholly-owned subsidiary of the Company, and Journeymen's and Production Allied Services of America and Canada International Union, Local No. 157 (the "Union"). The initial term of such Collective Bargaining Agreement began on August 1, 1996 and extends to July 31, 1999, and shall continue thereafter from year to year, unless terminated or modified by written notice within certain time periods. Pursuant to the Collective Bargaining Agreement, the Company must, among other obligations, recognize the Union as the exclusive representative of all of the employees covered under the Collective Bargaining Agreement, endeavor to seek all employment, new or otherwise, through the Union, require all employees of Hawk, as a condition to employment, to become members of the Union within a specified time period and maintain specified hours of work. The Collective Bargaining Agreement also contains terms governing, among other things, overtime, holidays, vacations, leave of absence, rest periods, safety and health, strikes and lockouts, wages, grievance procedures and health and welfare plans. The Company has not had any significant work stoppages and considers its relations with its employees to be good.


ITEM 2.     PROPERTIES.

     The Company currently leases all of its office space. The Company leases approximately 23,000 square feet for its executive offices and showroom located at 100 West 33rd Street, New York, New York. Such lease expires in September 2005 and contains renewal options for an additional three and one half years. The Company also leases approximately 130,000 square feet for warehousing and distribution at its warehouse facility in New Brunswick, New Jersey. Such lease expires in March 2000 and contains renewal options for two additional five year terms. The Company also maintains a small showroom in Bentonville, Arkansas. The Company believes that its facilities are sufficient to meet current needs for its sales, marketing, design, administrative, warehousing and distribution requirements.


ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                   PART II


ITEM 5.     MARKET FOR THE  COMPANY'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS.

     Prior to April 1998, there was no established market for the Company's Common Stock. Since April 2, 1998, the Common Stock has traded on the Nasdaq National Market ("NNM") under the symbol "HKID."

     The following table sets forth the high and low bid information for the Common Stock for each of the quarters since the quarter ended June 30, 1998 as reported on the NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          QUARTER ENDED              HIGH               LOW
     ----------------------------------------------------------------

     June 30, 1998...........     $  14.75           $  10.50
     (from April 2, 1998)
     September 30, 1998......     $  14.00           $   7.375
     December 31, 1998.......     $  13.625          $   7.125

     As of March 15, 1999, the approximate number of holders of record of the Common Stock was 22 and the approximate number of beneficial holders of the Common Stock was 839.

     The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors, and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company also currently is restricted by the terms of its credit facility from paying cash dividends on its Common Stock.

     The Company and certain of its subsidiaries had been treated for federal and state income tax purposes as S Corporations under Sub-chapter S of the Internal Revenue Code of 1986, as amended, since 1988. As a result of such S Corporation status, the then current shareholders of each such entity (consisting solely of the shareholders of each such entity immediately prior to the effectiveness of the IPO), rather than such entities, had been taxed directly on earnings for federal and certain state income tax purposes, whether or not such earnings were distributed. Immediately prior to the effectiveness of the IPO, each such entity terminated its status as an S Corporation and since then has been subject to federal and state income taxes at applicable C Corporation rates.

     Prior to the termination of such S Corporation status, each such entity declared an S Corporation distribution to the shareholders of record on the date of such declaration. Such shareholders consisted solely of Messrs. Jack M. Benun, the Company's Chairman of the Board, President and Chief Executive Officer, Mark J. Benun, the Company's Executive Vice President and Secretary, and Isaac Levy, the Company's Senior Vice President with respect to the Company, and solely of Jack Benun and Mark Benun with respect to each such subsidiary. Such distribution, amounting to $7.6 million, represented substantially all of the remaining undistributed S Corporation earnings of each such entity and is evidenced by four-year 5.7% promissory notes issued to such shareholders in connection with the termination of S Corporation status. Of this amount, $2.0 million (distributed evenly to the three shareholders) of the net proceeds from the Company's IPO was used to make a partial payment of amounts due under such notes. The balance of such S Corporation distributions will be paid in accordance with the terms and provisions of such promissory notes and provide for the timely distribution of amounts necessary to pay personal income taxes of the shareholders due on amounts earned by the S Corporations for the period January 1, 1998 through the termination of S Corporation status. In addition to amounts paid pursuant to the promissory notes, $314,000 was distributed to the aforementioned shareholders in 1998 in the form of dividends to fund their tax liabilities resulting from such S Corporation status.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected balance sheet data set forth below for the Company as of December 31, 1997 and 1998 and the selected statement of operations data for each of the years in the three year period ended December 31, 1998 are derived from the audited financial statements included elsewhere herein. The selected balance sheet data set forth below for the Company as of December 31, 1994, 1995 and 1996 and the selected statement of operations data for each of the years ended December 31, 1994 and 1995 are derived from the audited financial statements not included elsewhere herein. The selected consolidated financial information is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                   YEARS ENDED DECEMBER 31,
                                        1994      1995      1996       1997       1998
                                    -------------------------------------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    -------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
  Net sales.........................   $74,520   $79,828   $90,723   $106,673   $154,559
  Gross profit......................    15,276    14,792    20,837     26,925     40,763
  Operating expenses................    12,320    14,816    15,370     18,457     22,449
                                       -------   -------   -------   --------   --------

  Operating income (loss)...........     2,956       (24)    5,467      8,468     18,314
  Interest expense, net.............     1,631     2,375     2,980      3,803      2,077
                                       -------   -------   -------   --------   --------
  Income (loss) before pro forma
   income taxes.....................     1,325    (2,399)    2,487      4,665     16,237
  Pro forma net income(1)...........   $   703   $(1,463)  $ 1,497   $  2,704   $  9,580
                                       =======   =======   =======   ========   ========
  Pro forma basic net income per
   share............................   $  0.09   $ (0.19)  $  0.19   $   0.35   $   1.00
                                       =======   =======   =======   ========   ========

  Pro forma diluted net income per
    share...........................   $  0.09   $ (0.19)  $  0.19   $   0.35   $   0.99
                                       =======   =======   =======   ========   ========

  Pro forma weighted average
   shares outstanding - basic.......     7,750     7,750     7,750      7,750      9,625
                                       =======   =======   =======   ========   ========
  Pro forma weighted average
   shares outstanding - diluted.....     7,750     7,750     7,750      7,750      9,637
                                       =======   =======   =======   ========   ========


                                        1994      1995      1996       1997       1998
                                    -------------------------------------------------------
BALANCE SHEET DATA:
  Working capital...................   $ 5,942   $ 3,260   $ 5,228   $  6,419   $ 36,295
  Total assets......................    27,570    33,568    33,986     44,952     50,452
  Due to bank.......................    14,435    21,340    19,732     24,863      3,753
  Due to shareholders...............     1,200     1,500     1,560      1,400      5,719
  Capital lease obligations.........        14        52       123         68         27
  Shareholders' equity..............     6,135     3,848     5,573      6,644     32,531

------------
(1) Prior to April 2, 1998, the Company had operated as an S Corporation for federal and New York state income tax purposes since 1988. Two of the wholly-owned subsidiaries are C Corporations and, accordingly, have been taxed at the appropriate corporate federal and state tax rates. The historical Consolidated Financial Statements do not include a provision for federal and state income taxes for such periods for those subsidiaries which had elected to be treated as S Corporations. A provision for state income taxes has been made for those states not recognizing S Corporation status. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect during the respective periods. See Notes A and K to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     Happy Kids is a designer and marketer of custom-designed, licensed and branded children's apparel. The Company produces high-quality, coordinated apparel programs, including knit tops, bottoms, overalls, shortalls, coveralls and swimwear, for newborns, infants, toddlers, boys and girls (collectively, "playwear"). The Company's major licenses include Nickelodeon's Rugrats, AND 1 and B.U.M. Equipment. The Company also designs and delivers private label branded playwear programs for leading retailers, such as Sesame Street for Kmart. The Company's strategy is to work closely with its customers to design and market coordinated playwear programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

     Prior to and including much of 1995, the Company's operating strategy primarily focused on developing and marketing its own house brands. The Company manufactured products for inventory under the Company's brands and often concentrated on enhancing sales volume rather than focusing on a combination of sales volume and gross margins. The Company believes that the loss it incurred in 1995 was primarily attributable to these factors. In 1995, to leverage its strong customer relationships, the Company initiated its current sales strategy under which the Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. As a result, for 1997 and for 1998, substantially all of the Company's playwear was produced upon receipt of customer orders. Also in 1995, the Company elected to concentrate on developing a diversified portfolio of popular, established and well-recognized licensed properties and private label relationships and de-emphasized its reliance on house brands, which have been a declining component of the Company's net sales in each year since 1995. Since that time, the Company's strategy has been to work closely with its customers to design and market high-quality coordinated apparel programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

     Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's sales strategy, concentration on the development of a diversified portfolio of licensed properties and private label relationships and gross margins. Forward-looking statements also may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those related to: (i) general economic conditions; (ii) a dependence on license arrangements;
(iii) a dependence on private label relationships; (iv) a dependence on contract manufacturers; (v) a reliance on key customers; (vi) a dependence on access to credit facilities; (vii) the risks associated with significant growth; (viii) competition; (ix) seasonality of sales; (x) cyclicality and trends in the apparel industry; (xi) import restrictions and other risks associated with international business; and (xii) risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's contract manufacturers, suppliers, distributors, marketing partners and certain other parties. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes appearing elsewhere in the Annual Report on Form 10-K.


RESULTS OF OPERATIONS

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net Sales. Net sales increased $47.9 million, or 44.9%, to $154.6 million in 1998 from $106.7 million in 1997. The increase in net sales is attributable primarily to increased sales of playwear incorporating the properties covered by the Company's licenses with Nickelodeon's Rugrats, AND 1, B.U.M. Equipment, and increased sales to Kmart resulting from its Sesame Street private label program. This increase was partially offset by lower sales in two of the Company's licenses that are no longer active.

     Gross Profit. Gross profit increased by $13.8 million, or 51.4%, to $40.8 million in 1998 from $26.9 million in 1997. Due to improved sales mix, the gross profit margin increased to 26.4% in 1998 from 25.2% in 1997. In addition, the 1997 gross margin amount includes $758,000 in income due to a decrease in LIFO reserves, which accounted for .03% of such gross margin, while the 1998 gross margin amount includes $181,000 in income due to a decrease in LIFO reserves, which had no effect on gross margin for the year.

     Operating Expenses. Operating expenses increased by $4.0 million, or 21.6%, to $22.4 million in 1998 from $18.5 million in 1997. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

          Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $2.4 million, or 21.1%, to $13.7 million in 1998 from $11.3 million in 1997. This increase is attributable primarily to higher sales compensation, warehousing and shipping costs associated with increased sales volumes. In addition, advertising expenses increased due to cooperative advertising charges from a licensor associated with a major licensing program. Also, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses decreased to 8.9% in 1998 from 10.6% in 1997.

          General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 22.5%, to $8.8 million in 1998 from $7.2 million in 1997. This increase is primarily the result of higher factor commissions associated with increased sales volume, as well as higher professional and data processing expenses offset somewhat by reduced officers' compensation implemented in the first quarter of 1998. As a percentage of net sales, general and administrative expenses decreased to 5.7% in 1998 from 6.7% in 1997 due to the operating leverage associated with the higher sales.

     Interest Expense, net. Interest expense, net, decreased $1.7 million, or 45.4%, to $2.1 million in 1998 from $3.9 million in 1997. This decrease is a result of the application of a substantial portion of the proceeds from the Company's initial public offering to the repayment of the Company's bank debt in the second quarter of 1998, as well as a decrease in interest rates and associated lending fees in 1998. As a percentage of net sales, interest expense decreased to 1.3% for 1998, as compared to 3.6% in 1997.

     Income Before Income Taxes. Income before income taxes increased $11.6 million, to $16.2 million in 1998 from $4.7 million in 1997 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 10.5% in 1998 from 4.4% in 1997. In connection with the Company's initial public offering, effective April 2, 1998, the Company changed from an S Corporation to a C Corporation. This resulted in an increase in current taxes offset by a deferred tax asset recognized upon conversion to the C Corporation status.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales increased $16.0 million, or 17.6%, to $106.7 million in 1997 from $90.7 million for 1996. The increase in net sales was attributable primarily to increased sales of playwear incorporating the properties covered by the Company's Rugrats license with Nickelodeon and increased sales to Kmart resulting in part from the 1997 commencement of its Sesame Street private label program. This increase was partially offset by a decrease in net sales of products incorporating properties covered by one of the Company's former major licenses, which license currently represents only a small percentage of net sales.

     Gross Profit. Gross profit increased by $6.1 million, or 29.2%, to $26.9 million in 1997 from $20.8 million in 1996. The gross profit margin increased to 25.2% in 1997 from 23.0% in 1996. The increase in the gross margin was attributable to the implementation of the Company's current sales strategy. As part of such strategy, initiated in 1995, orders are received three to nine months in advance of shipment resulting in finished goods being produced according to customer order. Due to the timing of the order cycle and revenue recognition (sales are recognized when products are shipped), the Company first began to fully realize the benefits of such strategy in mid-1996. In addition, during 1997, there was a decrease in the Company's product return rates as compared to 1996. Gross profit is net of any royalties associated with the use of licensed properties.

     Operating Expenses. Operating expenses increased by $3.1 million, or 20.1%, to $18.5 million in 1997 from $15.4 million in 1996. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

          Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $2.2 million, or 24.9%, to $11.3 million in 1997 from $9.0 million in 1996. This increase was attributable primarily to higher sales salaries and commissions for existing personnel and the hiring of additional sales and design personnel during the year, as well as higher travel, shipping and freight costs associated with increased sales volumes. In addition, other design costs had increased as a result of the expansion of the

     Company's production. As a percentage of net sales, selling, design and shipping expenses increased to 10.6% in 1997 from 10.0% in 1996.

          General and Administrative Expenses. General and administrative expenses increased $839,000, or 13.3%, to $7.2 million in 1997 from $6.3 million in 1996. This increase was primarily the result of higher factor commissions associated with increased sales volume, the hiring of additional office personnel and normal annual salary rate increases. The Company utilized its factoring arrangement for the entire year in 1997 as compared to only ten months of the corresponding period in 1996. As a percentage of net sales, general and administrative expenses decreased to 6.7% in 1997 from 7.0% in 1996.

     Interest Expense, net. Interest expense, net increased $823,000, or 27.6%, to $3.8 million in 1997 from $3.0 million in 1996. This increase is a result of higher sales volume resulting in an increase in borrowings, interest expense and fees under the line of credit. As a percentage of net sales, interest expense, net increased slightly to 3.6% in 1997, from 3.3% in 1996.

     Income Before Income Taxes. Income before income taxes increased $2.2 million, or 87.6%, to $4.7 million in 1997 from $2.5 million in 1996 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 4.3% in 1997 from 2.7% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its cash requirements primarily through operations and borrowings under its bank line of credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

     On April 2, 1998, the Company consummated its IPO of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the IPO. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the IPO price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

     Of the total net proceeds received by the Company upon the consummation of its IPO and the exercise of the over-allotment option, $2.0 million was distributed to certain shareholders of the Company in connection with the payment of a portion of the S Corporation distribution and the remaining amount was utilized to pay down a portion of the outstanding balance under the Company's credit line.

     Through the consummation of the Company's IPO, the Company's credit line permitted borrowings up to $42.0 million as a revolving credit line to expire on December 31, 1998, subject to annual renewals (adjusted seasonally to $47.0 million from January 1, 1998 through April 30, 1998). The Company executed an amendment of its existing credit line whereby upon effectiveness of the IPO and satisfaction of certain conditions, the Company's credit line was amended to provide for a discretionary one year revolving line of credit, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $49.0 million through April 30, 1998, (b) $42.0 million from May 1, 1998 through December 31, 1998, (c) $47.0 million from January 1, 1999 through March 31, 1999, or (d) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus (iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time could not exceed $35.0 million from January 1, 1998 to April 30, 1998 and $30.0 million thereafter, and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (7.75% at December 31, 1998). In addition, in connection with the amendment to the credit line, personal guarantees of certain of the Company's present shareholders under the credit line terminated and the collateral pledged by such shareholders were released. The credit line is collateralized by substantially all of the assets of the Company. As of December 31, 1998 the Company had $3.8 million of outstanding direct borrowings and $13.7 million of contingent liabilities under open letters of credit. The Company's credit facility expires March 31, 1999. A new credit line effective April 1, 1999 is currently being negotiated between the Company and its lender. There can be no assurance that the new credit line will be entered into, or if it is entered into, that it will be on terms at least as favorable as the current credit line.

     In addition, the Company's lender has sole discretion to make or withhold advances under the credit line. There can be no assurance that the lender will continue to lend under the credit line. If the lender exercises its discretion to withhold advances, there would be a material adverse effect on the Company's business, financial condition and results of operations.

     As of December 31, 1998, the Company's other principal sources of liquidity included cash of $139,000, amounts due from factor of $20.6 million and net accounts receivable of $347,000. The Company had working capital of $36.3 million and long-term debt of $6.2 million as of December 31, 1998.

     For 1998, operating activities provided cash of $2.5 million primarily as a result of net income of $11.6 million and a decrease in amounts due from factor of $2.8 million, offset in part by a decrease in accounts payable and accrued expenses of $3.6 million, and an increase in inventory of $7.3 million. Net cash used in financing activities during the same period was $2.4 million consisting primarily of payments of $21.1 million under the Company's credit line and payments to shareholders of $3.1 million offset in part by net the proceeds of the Company's IPO.

     Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures for 1998 and 1997, were $321,000 and $79,000, respectively. The Company expects to incur capital expenditures in 1999 totaling $1.0 million for the purchase of new computers, software and telecommunications equipment. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing credit line, as amended, will be adequate to satisfy current and planned operations for at least the next 12 months.

BACKLOG

     The Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. Such customer orders are placed in backlog upon their receipt and acceptance by the Company. Customer orders are generally cancelable on notice to the Company without penalty. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $123.5 million at December 31, 1998, all of which it expects to ship over the next three to nine months. However, in recent months subsequent to the year ended December 31, 1998, the Company has experienced a significant increase in orders involving a rapid turnaround from the date the order is placed to the shipment date.


VARIABILITY OF RESULTS; SEASONALITY; CYCLICALITY

     Sales of children's apparel are seasonal. Consequently, the Company's operating results have varied substantially from quarter to quarter, and the Company expects that they will continue to do so. Generally, the Company has experienced significantly higher net sales in the first and third quarters as compared to the second and fourth quarters, although this may change from time to time. The seasonality of the Company's business also affects borrowings under the Company's lines of credit and its level of backlog, which fluctuate in response to demand for the Company's products. Therefore, the results of any interim period are not necessarily indicative of the results that may be achieved for an entire year. In addition, the apparel industry is a cyclical industry heavily dependent upon the overall level of consumer spending, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. A difficult retail environment could result in downward price pressure which could adversely impact the Company's gross profit margins.


PRO FORMA ADJUSTMENTS FOR INCOME TAXES

     The Company has operated as an S Corporation for federal and New York state income tax purposes since 1988 up and until the termination of the Company's S Corporation status on April 1, 1998, immediately prior to the effectiveness of the Company's IPO. As a result, for such tax periods, the Company's earnings were taxed directly to the Company's shareholders. The pro forma adjustments for income taxes reflected in Item 6 of this Form 10-K under the caption "Selected Consolidated Financial Data" and in the accompanying Financial Statements were calculated as if the Company were subject to tax under the tax laws in effect for the respective periods using the criteria established under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." The effective tax rate for the years ended December 31, 1998, 1997 and 1996 was 28.3%, 10.1% and 4.8% respectively. The change in the effective tax rate is the result of payments made in connection with a settlement of an Internal Revenue Service examination in 1996, and the utilization of State net operating loss carryforward claims in 1997 and 1996.

YEAR 2000 COMPLIANCE

     General

     The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including JC Penney, Kids R Us, Sears, Target and WalMart. This program allows the Company to receive customer orders, provide advanced shipping notices, monitor store inventory and track orders on-line from the time such orders are placed through delivery.

     Year 2000 Compliance

     In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000 and beyond. The Company, through such oversight committee, currently is upgrading its management information systems, which it expects to complete during the second quarter of 1999, to ensure proper processing of transactions relating to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. Although the Company does not expect the costs associated with ensuring Year 2000 compliance to have a material affect on its financial position or results of operations, if the computer systems used by the Company, or any of its suppliers or vendors fail or experience significant difficulties related to the Year 2000, the Company could experience delays in manufacturing, delays in shipping, an inability to monitor customer orders or to manage inventory, or may experience related risks that could materially adversely affect the Company's financial position or its results of operations. The Company has identified and been in contact with its major customers, its bank and its factor. The reply from each such entity indicates that each is, or will be, Year 2000 compliant. The Company has incurred approximately $100,000 of expenses for Year 2000 remediation costs in 1998 and estimates future additional expenditures for Year 2000 remediation of approximately $100,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. The Company has not developed a contingency plan with respect to Year 2000 issues should they arise.


EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. As such, these participating countries have agreed to adopt the euro as their common legal currency. The eleven participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

     The Company does not denominate its agreements or transactions with foreign entities in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's financial condition or results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending December 31, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE EXPOSURE

     The Company is subject to market risk from exposure to changes in interest rates relating primarily to the Company's short-term debt obligations. The Company primarily enters into such short-term debt obligations to support general corporate purposes, including capital expenditures and working capital needs. All of the Company's debt is short-term with variable rates. To manage its exposure to changes in interest rates, the Company's policy is to manage such interest rate exposure through the use of short-term borrowings, which are negotiated with their lenders on an annual basis. The Company does not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.    EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)  (1)  Financial Statements.

           Reference is made to the Index to Financial Statements and Schedules on Page F-1.

      (2)  Financial Statement Schedules.

           Reference is made to the Index to Financial Statements and Schedules on Page F-1.

      (3)  Exhibits.

           Reference is made to the Index to Exhibits on Page 25.

 (b)       Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 1999.

                                     Happy Kids Inc.




                                     By: /s/ Jack M. Benun
                                         --------------------------------
                                         Jack M. Benun
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                         Title                  Date
---------------------------------  --------------------------  -----------------

/s/ Jack M. Benun                  President, Chief Executive   March 30, 1999
------------------------------
Jack M. Benun                      Officer and Director
                                   (Principal Executive
                                    Officer)

/s/ Stuart Bender                  Chief Financial Officer      March 30, 1999
------------------------------
Stuart Bender                      and Treasurer (Principal
                                   Financial and Accounting
                                   Officer)

/s/ Mark J. Benun                  Executive Vice President,    March 30, 1999
------------------------------
Mark J. Benun                      Secretary and Director

/s/ Isaac Levy                     Senior Vice President and    March 30, 1999
------------------------------
Isaac Levy                         Director

/s/ Marvin Azrak                   Director                     March 30, 1999
------------------------------
Marvin Azrak

                                   Director
------------------------------
Stephen I. Kahn

                                  EXHIBIT INDEX

      EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
      -----------                        ----------------------

      3.1 Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      3.2 Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      4.1 Voting Agreement, dated January 1, 1998, by and between Jack Benun and Mark Benun. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      4.2 Shareholder Agreement, dated January 1, 1998, by and among Jack Benun, Mark Benun and Isaac Levy. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.1*               1997 Stock Option Plan.  (Incorporated by reference to
                          Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.2 Form of Indemnification Agreement executed by each of the Company's directors and officers. (Incorporated by reference to Exhibit 10.2 to the Company's
                          Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.3 Lease Agreement, by and between J&B Corp. and SZS 33 Associates L.P., as amended. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.4                Lease Agreement, by and between Hawk  Industries, Inc.
                          and Triangle Fidelco Industrial Center, as amended. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.5 Financing Agreement with the CIT Group/Commercial Services, Inc., as Agent for itself and certain other lenders, as amended. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
      -----------                        ----------------------

      10.6 Notification Factoring Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.7* Employment Agreement, by and between the Company and Jack Benun. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.8* Employment Agreement, by and between the Company and Mark Benun. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.9* Employment Agreement, by and between the Company and Isaac Levy. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.10* Employment Agreement, by and between the Company and Stuart Bender. (Incorporated by reference to Exhibit
                          10.10 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.11 Model Form of Confidentiality/Non Solicitation Agreement. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.12 Securities Purchase Agreement, dated as of January 1, 1998, by and among, the Company and Jack M. Benun and Mark J. Benun. (Incorporated by reference to Exhibit
                          10.12 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.13** License Agreement by and between the Company and MTV Networks. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
      -----------                        ----------------------

      10.14**             License  Agreement  by and  between  the  Company  and
                          B.U.M.   Equipment.   (Incorporated  by  reference  to
                          Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.15** License Agreement by and between the Company and Ocean Pacific Apparel Corp. (Incorporated by reference to
                          Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      10.16 Amendment No. 5 to the Company's Financing Agreement, dated March 25, 1998, with the CIT Group/Commercial Services, Inc., as agent for itself and certain other lenders, as previously amended. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998.)

      10.17*+ Change in Control Severance Pay Agreement, by and between the Company and Stuart Bender.

      21 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1 (File Number 333-44267) which became effective April 2, 1998.)

      27+                 Financial  Data Schedule for the years ended December
                          31, 1998 and 1997.

      -----------------------

      * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      ** Confidential treatment has been requested for a portion of this Exhibit.

      +     Filed herewith.  All other exhibits incorporated by reference.

      (b)   Financial Statement Schedules

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

Report of Independent Certified Public Accountants.................   F-2

Consolidated Balance Sheets
 as of December 31, 1997 and 1998..................................   F-3

Consolidated Statements of Operations for the
years ended December 31, 1996, 1997 and 1998.......................   F-4

Consolidated Statements of Stockholders'
Equity for the years ended December 31, 1996, 1997 and 1998........   F-5

Consolidated Statements of Cash Flows for the years
ended December 1996, 1997 and 1998.................................   F-6

Notes to Consolidated Financial Statements.........................   F-7

Schedule II - Valuation and Qualifying Accounts....................   F-25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
   HAPPY KIDS INC.


We have audited the accompanying consolidated balance sheets of Happy Kids Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Happy Kids Inc. and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Happy Kids Inc. and Subsidiaries as of and for the three years ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


New York, New York
February 5, 1999

                        Happy Kids Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                  December 31,

                      ASSETS                            1997           1998
                                                        ----           ----

CURRENT ASSETS:
   Cash...........................................    $   374        $   139
   Due from factor................................     24,232         20,640
   Accounts receivable - trade (net of
     allowance for doubtful accounts  of $513
     at December 31, 1997 and 1998)...............        316            347
   Inventories....................................     16,316         23,579
   Due from stockholders..........................        347             --
   Prepaid royalties..............................        147            762
   Deferred income taxes..........................         40          1,029
   Other current assets...........................        952          1,496
                                                       ------         ------
      Total current assets........................     42,724         47,992
FIXED ASSETS - NET................................      1,476          1,459
OTHER ASSETS......................................        752          1,001
                                                       ------         ------
      Total assets................................    $44,952        $50,452
                                                       ======         ======

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Due to bank....................................    $24,863        $ 3,753
   Current portion - capital lease obligations....         49             27
   Accounts payable...............................      9,468          6,017
   Accrued liabilities............................      1,925          1,900
                                                       ------         ------
      Total current liabilities...................     36,305         11,697

DEFERRED RENT PAYABLE.............................        584            505

CAPITAL LEASE OBLIGATIONS.........................         19             --

DUE TO STOCKHOLDERS...............................      1,400          5,719

COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock - 5,000 shares authorized,
    $.01 par value; no shares issued and
    outstanding...................................         --             --
  Common stock - 30,000 shares authorized,
    $.01 par value; 7,750 and 10,280 shares
    issued and  outstanding at December 31,
    1997 and 1998, respectively...................         78            103
  Additional paid-in capital......................      1,119         23,263
  Retained earnings...............................      5,447          9,165
                                                       ------         ------

      Total stockholders' equity..................      6,644         32,531
                                                      -------         ------

      Total liabilities and stockholders' equity..    $44,952        $50,452
                                                       ======         ======


        The accompanying notes are an integral part of these statements.

                        Happy Kids Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                      (in thousands, except per share data)

                                                  1996         1997      1998
                                                  ----         ----      ----

Net sales....................................   $ 90,723    $106,673   $154,559
Cost of goods sold...........................     69,886      79,748    113,796
                                                  ------      ------    -------

     Gross profit............................     20,837      26,925     40,763

Operating expenses...........................     15,370      18,457     22,449
                                                  ------      ------    -------

     Operating earnings......................      5,467       8,468     18,314

Interest expense, net........................      2,980       3,803      2,077
                                                  ------      ------    -------

     Income before income taxes..............      2,487       4,665     16,237

Income taxes.................................        119         473      4,603
                                                  ------      ------    -------

     Net income..............................   $  2,368    $  4,192   $ 11,634
                                                  ======      ======    =======

Basic income per share.......................   $   0.31    $   0.54   $   1.21
                                                  ======      ======    =======

Diluted income per share.....................   $   0.31    $   0.54   $   1.21
                                                  ======      ======    =======

Pro forma data (unaudited):
  Historical income before income taxes......   $  2,487    $  4,665   $ 16,237
  Income taxes...............................        990       1,961      6,657
                                                  ------      ------    -------

     Net income..............................   $  1,497    $  2,704   $  9,580
                                                  ======      ======    =======

   Pro forma basic net income per share......   $   0.19    $   0.35   $   1.00
                                                  ======      ======    =======

   Pro forma weighted average shares
    outstanding - basic......................      7,750       7,750      9,625
                                                  ======      ======    =======

   Pro forma diluted net income per share....   $   0.19     $  0.35   $   0.99
                                                  ======      ======    =======

   Pro forma weighted average shares
   outstanding - diluted.....................      7,750       7,750      9,637
                                                  ======      ======    =======







        The accompanying notes are an integral part of these statements.

                        Happy Kids Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1997 and 1998
                                 (in thousands)



                                                          Additional
                                      Common stock         paid-in      Retained
                                   -----------------
                                   Shares     Amount       capital      earnings
                                   ------     ------       -------      --------

Balance at January 1, 1996......     7,750   $   78        $ 1,041      $ 2,729
Waived payment of interest on
 shareholder's note.............        --       --             78           --
Dividends.......................        --       --             --         (721)
Net income......................        --       --             --        2,368
                                    ------    -----         ------       ------

Balance at December 31, 1996....     7,750       78          1,119        4,376

Dividends.......................        --       --             --       (3,121)
Net income......................        --       --             --        4,192
                                    ------    -----         ------       ------

Balance at December 31, 1997....     7,750       78          1,119        5,447

Net proceeds from initial
 public offering................     2,530       25         22,144           --
Conversion of undistributed
 shareholder equity to loan
 payable........................        --       --             --       (7,550)
Dividends.......................        --       --             --         (366)
Net income......................        --       --             --       11,634
                                    ------    -----         ------       ------

Balance at December 31, 1998....    10,280   $  103        $23,263      $ 9,165
                                    ======    =====         ======       ======








         The accompanying notes are an integral part of this statement.

                        Happy Kids Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                 1996         1997        1998
                                                ------       ------      -----
Cash flows from operating activities
  Net income.................................  $ 2,368      $ 4,192    $ 11,634
  Adjustments to reconcile net income to net
   cash provided by (used  in) operating
   activities:
     Depreciation and amortization...........      388          336         338
     Provision for losses on accounts
       receivable and other receivables......      212          354         882
     Deferred income taxes...................       (8)         164        (912)
     Noncash interest expense................       78           --          --
     Changes in operating assets and
      liabilities:
       Accounts receivable...................   10,521          741         (31)
       Due from factor.......................  (16,925)      (7,307)      2,815
       Inventories...........................    5,669       (6,829)     (7,263)
       Other current assets..................     (471)         815        (649)
       Prepaid royalties.....................      218           42        (615)
       Other assets..........................     (196)          13        (488)
       Accounts payable and accrued
        liabilities..........................      919        5,083      (3,555)
       Due from stockholders.................      308          469         347
                                                ------       ------      ------
     Net cash provided by (used in)
       operating activities..................    3,081       (1,927)      2,503
                                                ------       ------      ------
Cash flows from investing activities:
  Acquisition of fixed assets................     (378)         (79)       (321)
                                                ------       ------      ------
Cash flows from financing activities:
  Net borrowings (payments) under line of
   credit....................................   (1,608)       5,131     (21,110)
  Payments on capital lease..................      (43)         (56)        (41)
  Borrowings from (payments to) stockholders.       60         (160)       (169)
  Dividends paid.............................     (721)      (3,121)       (366)
  Payments on stockholders' notes payable....       --           --      (3,062)
  Proceeds from initial public offering,
   net.......................................       --          (88)     22,331
                                                ------       ------      ------

     Net cash (used in) provided by
       financing activities..................   (2,312)       1,706      (2,417)
                                                ------       ------      ------

     NET INCREASE (DECREASE) IN CASH.........      391         (300)       (235)

Cash at beginning of year....................      283          674         374
                                                ------       ------      ------

Cash at end of year..........................  $   674      $   374    $    139
                                                ======       ======     =======


        The accompanying notes are an integral part of these statements.

                        Happy Kids Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998
                    (in thousands, except per share data)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

   Happy Kids Inc. (the "Company") was incorporated in 1988 in New York under the name O'Boy Inc. and changed its name to Happy Kids Inc. in December 1997. Historically, the Company operated as separate business entities, with the first of such entities commencing operations in 1979, all under the common ownership of the stockholders of the Company. Immediately prior to the effectiveness of the Initial Public Offering as described in Note K, all of such separate entities became wholly-owned subsidiaries of the Company. The Company issued 4,263 shares of common stock, to the principal stockholders, in exchange for their ownership in these separate business entities. All share and per share amounts have been restated to retroactively reflect the reorganization.

   The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries to reflect the reorganization as stated above. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company operates in one business segment - as a designer and marketer of licensed and branded children's apparel. The Company's revenues are derived from the sale of children's apparel to mass market retailers, mid-tier distributors and department stores in the United States.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   1. Revenue Recognition

      Sales are recognized when merchandise is shipped to customers.

   2. Inventories

      Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. One subsidiary determines cost by the last-in, first-out ("LIFO") method which represented approximately $808 and $407 of total inventory at December 31, 1997 and 1998, respectively. The other subsidiaries determine cost by the first-in, first-out ("FIFO") method.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE A (continued)

   3. Depreciation and Amortization

      The Company depreciates fixed assets over their estimated useful lives by the straight-line method. Leasehold improvements are depreciated over their expected useful life or the life of the respective leases, whichever is shorter.

      The following are the estimated lives of the Company's fixed assets:

               Furniture and fixtures              5 years to 10 years
               Equipment                           5 years to 10 years
               Leasehold improvements              up to 10 years

   4. Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and demand deposits.

      Supplemental disclosures of cash flow information:

                                                 Year ended December 31,
                                            ----------------------------
                                            1996        1997        1998
                                            ----        ----        ----

       Cash paid during the year for
         Interest......................   $2,711      $2,992      $1,764
         Income taxes..................      280         122       6,149

      Noncash investing and financing activities:

         For the year ended December 31, 1996, the Company acquired equipment totaling approximately $49 under capital leases.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE A (continued)

   5. Income Taxes

      Prior to the completion of the Initial Public Offering, the Company had elected to be treated as an S Corporation for Federal income tax reporting purposes. An S Corporation is generally treated like a partnership and is exempt from Federal income taxes, with certain exceptions, and shareholders report their pro rata share of corporate taxable income or loss on their individual tax returns. A provision for state income taxes was made for those states not recognizing the Company's S Corporation status. The Company's S Corporation status terminated on the day prior to the effectiveness of the Company's Initial Public Offering described in Note K-3.

      Subsequent to the termination of the Company's S Corporation status, the Company used the liability method for both Federal and state income tax purposes. The effect of such change was reflected in net income for the second quarter of 1998 when such termination occurred and resulted in an increase in deferred tax assets and net earnings of approximately $1,024.

      The pro forma provision for income taxes represents the income tax provision that would have been reported had the Company been subject to Federal and additional state and local income taxes as a C Corporation for all periods presented.

      Deferred income taxes are determined based on the difference between the tax basis of an asset or liability and its reported amount in the financial statements using enacted tax rates for the year in which the differences are expected to reverse.

      The principal types of differences between assets and liabilities for financial statement and tax return purposes giving rise to deferred income taxes are accrued expenses, accumulated depreciation, certain costs capitalized to inventory and allowance for doubtful accounts. A deferred tax asset has been recorded for these differences.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE A (continued)

   6. Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company  estimates an allowance  for  doubtful  accounts  based on the creditworthiness of their customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate. See Note I.

   7. Fair Value of Financial Instruments

      Due to the short-term nature of the bank loans, the fair value of the Company's due to bank approximates carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable, due from factor and accounts payable) also approximates fair value.

   8. Future Effect of Recently Issued Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending December 31, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

   9. Earnings Per Share

      Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE A (continued)

      A reconciliation between basic and diluted earnings per share is as follows:

                                                       December 31,
                                           ---------------------------------
                                            1996         1997          1998
                                            ----         ----          ----

       Net income......................   $ 2,368      $ 4,192        $11,634
                                           ======       ======         ======

       Basic common shares.............     7,750        7,750          9,625
                                           ======       ======         ======

       Basic earnings per share........   $  0.31      $  0.54        $  1.21
                                           ======       ======         ======

       Basic common shares.............     7,750        7,750          9,625
       Diluted common shares...........        --           --             12
                                           ------       ------         ------

       Total diluted shares............     7,750        7,750          9,637
                                           ======       ======         ======

       Diluted earnings per share......   $  0.31      $  0.54        $  1.21
                                           ======       ======         ======

   10.Reclassification

      Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE B - INVENTORIES

   Inventories consist of the following finished goods:

                                                        December 31,
                                                ----------------------------
                                                     1997          1998
                                                     ----          ----

    Warehouse...............................       $ 8,716       $16,531
    In-transit and overseas.................         8,010         5,921
    Raw materials...........................            --         1,356
    LIFO valuation allowance................          (410)         (229)
                                                    ------        ------

                                                   $16,316       $23,579
                                                    ======        ======

   For the years ended December 31, 1996, 1997 and 1998, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased income before taxes by $521, $390 and $181, respectively.


NOTE C - FACTORED ACCOUNTS RECEIVABLE - WITHOUT
            RECOURSE AS TO CREDIT RISK

   The Company has an agreement with a commercial finance company which provides for the factoring of trade accounts receivable. The factoring charge amounts to 0.55% of the receivables assigned. Factor charges for the years ended December 31, 1996, 1997 and 1998 were approximately $643, $735 and $966, respectively. The commercial finance company also guarantees the Company's letters of credit and issues letters of guarantee to company suppliers. The commercial finance company has a first lien on all of the Company's tangible assets as collateral for all of its obligations under the financing agreement. Advances and loans under the agreement bear interest at the prime rate.

   The aggregate amounts of such guarantees and advances are limited by formula based upon the uncollected balance of 85% of eligible factored receivables, and 50% of eligible inventory collateral, plus 50% of letters of credit outstanding, and 25% of open letters of credit and any overadvance amount permitted by the lender. At December 31, 1997 and 1998, the maximum amount of guarantees and advances permitted by such formula was approximately $34,723 and $35,472, respectively.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)


NOTE C (continued)

   Accounts receivable are factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to price errors, shortages, etc. The uncollected balance of receivables held by the commercial finance company amounted to approximately $24,232 and $20,640 at December 31, 1997 and 1998, respectively.

NOTE D - FIXED ASSETS

   Fixed assets are recorded at cost and consist of the following:

                                                       December 31,
                                                    ------------------
                                                     1997        1998
                                                     ----        ----

    Furniture and fixtures......................   $  893      $  945
    Equipment...................................      657         726
    Leasehold improvements......................    1,158       1,358
                                                    -----       -----

                                                    2,708       3,029
    Less accumulated depreciation and
       amortization.............................    1,232       1,570
                                                    -----       -----

                                                   $1,476      $1,459
                                                    =====       =====

NOTE E - DUE TO BANK

   The Company has a financing agreement with several banks that expires on March 31, 1999, subject to annual renewals. The agreement provides for advances and letter of credit accommodations ranging between $42.0 million and $49.0 million subject to borrowing base formulas. The maximum amount of revolving credit advances outstanding at any time cannot exceed $35.0 million from January 1, 1998 to April 30, 1998 and $30.0 million thereafter, and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The borrowings under this line of credit bear interest at the prime rate. Borrowings are collateralized by substantially all of the assets of the Company. At December 31, 1997 and 1998, the Company has borrowed $24,863 and $3,753, respectively, under this line. The agreement provides for various restrictive financial covenants, including the requirement to maintain a minimum tangible net worth level. The agreement prohibits the payment of dividends.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE F - TRANSACTIONS WITH STOCKHOLDERS

   Notes payable to stockholder consist of:

                                                             December 31,
                                                       ----------------------
                                                        1997            1998
                                                       ------          ------

    5.7% due to stockholders..................             --         $5,719
    7% due to stockholder.....................         $1,400             --
                                                        -----          -----

                                                       $1,400         $5,719
                                                        =====          =====

   In connection with the termination of the Company's S Corporation status, the Company agreed to distribute an aggregate $7,550 to the Company's pre-Initial Public Offering shareholders, such amounts representing the Company's total undistributed equity resulting from the S Corporation or limited liability corporation ("LLC") status of the Company and its related entities, prior to the Reorganization, of which $2,000 was paid from the proceeds of the Initial Public Offering. The balance is due pursuant to four-year, 5.7% notes payable to such shareholders. Such notes provide for the timely distribution of amounts necessary to pay the remaining personal income taxes of such shareholders or members due on amounts earned by such S Corporations or LLCs for the period January 1, 1998 through the termination of S Corporation or LLC status of approximately $314. In addition, existing amounts due to shareholders of $1,400 as of April 2, 1998 were converted to the 5.7% note payable to such stockholder and are subject to the same terms as the above promissory notes.

   Interest expense on these notes for the years ended December 31, 1996, 1997 and 1998 was approximately $107, $98 and $301, respectively. Interest totaling $78 for the year ended December 31, 1996, was waived and recorded as additional paid-in capital.

   The three principal stockholders have entered into a stockholders' agreement dated January 1, 1998. Such agreement provides tag-along rights to each of the parties thereto in the event that any of the other parties elect to sell their common stock under certain circumstances. In addition, each party is granted a right of first refusal to purchase any shares of common stock offered for sale by any other party to the agreement.

   For the years ended December 31, 1996, 1997 and 1998, the Company contributed $127, $180 and $165, respectively, to a charitable foundation managed by an executive of the Company.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE G - COMMITMENTS AND CONTINGENCIES

   The Company leases showroom, office and warehouse facilities through May 31, 2006 at the following minimum annual rentals:

                Year ending December 31,                 Amount
                ------------------------                 ------

                   1999                                 $1,281
                   2000                                  1,043
                   2001                                    947
                   2002                                    947
                   2003                                    947
                   Thereafter                            2,292
                                                         -----

                                                        $7,457
                                                         =====

   Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $1,138, $1,126 and $1,187, respectively.

   At December 31, 1998, the Company is contingently liable under open letters of credit in the amount of approximately $13,655.

   The Company has entered into royalty agreements that provide for royalty payments from 6% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $3,685, $4,113 and $7,886 for the years ended December 31, 1996, 1997 and
   1998, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:

                Year ending December 31,                 Amount
                ------------------------                 ------

                   1999                                $ 3,196
                   2000                                  3,628
                   2001                                  3,055
                   2002                                    418
                   2003                                    273
                                                        ------

                                                       $10,570
                                                        ======

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE G (continued)

   Executive Compensation

   Effective January 1, 1998, the Company entered into employment agreements with its executive officers for initial terms expiring in two years at initial aggregate annual base salaries of $1,250.

   In addition, the Company has a severance agreement with an officer of the Company, which provides that, in the event of a change of control of the Company, the executive would have the right to receive payments at a rate of three times the individual's annual regular compensation upon termination of employment within one year.

   Year 2000

   The  Year  2000  issue  relates  to  limitations  in  computer   systems  and
   applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


NOTE H - EMPLOYEE BENEFIT PLAN

   The Company has established a 401(k) Profit Sharing Plan covering substantially all eligible employees. The plan allows employees to defer a percentage of their annual earnings subject to limitation of Section 401(m) of the Internal Revenue Code.

   The plan provides that the Company can make discretionary contributions. These contributions are allocated to the participant based on the participant's compensation in proportion to the compensation of all participants. The Company's contribution to the plan for the years ended December 31, 1996, 1997 and 1998 was approximately $31, $34 and $45, respectively.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE I - CONCENTRATIONS

   During the years ended December 31, 1996, 1997 and 1998, approximately 40%, 41% and 43%, respectively, of total purchases of the Company were made from companies located in one overseas country. In addition, for the years ended December 31, 1996, 1997 and 1998, 37%, 31% and 29%, respectively, of total purchases of the Company were made from companies located in a second overseas country. In addition, the Company relied on two manufacturers for 18%, 11% and 7%, and 11%, 13% and 18% of the Company's production for the years ended December 31, 1996, 1997 and 1998, respectively. The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and types of goods which can be imported into the United States from these countries. The Company's operations may be adversely affected by political instability, resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports or duties, taxes, quotas and other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The assessment of any of these items could result in increases in the cost of such imports and affect sales and profitability. In addition, the failure of manufacturers to ship some or all of the Company's orders on time could impact the Company's ability to deliver products to its customers. The Company does not have long-term contracts with any of its contract manufacturers. The Company believes that alternate sources of manufacturing are available if the need were to arise, although any substantial delay in locating, or inability to locate, acceptable alternate sources of manufacturing could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's sales are made principally to department stores, mid-tier distributors and mass market retailers of children's apparel. Sales to customers that represent more than 10% of the Company's net sales are as follows:

     Year ended December 30, 1998                         22%, 14% and 11%
     Year ended December 30, 1997                         17%, 14% and 11%
     Year ended December 30, 1996                         22% and 13%

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE J - INCOME TAXES

   Prior to the completion of the Initial Public Offering, the Company had elected to be treated as an S Corporation for Federal income tax reporting purposes. An S Corporation is generally treated like a partnership and is exempt from Federal income taxes, with certain exceptions, and shareholders report their pro rata share of corporate taxable income or loss on their individual tax returns. A provision for state income taxes was made for those states not recognizing the Company's S Corporation status. The Company's S Corporation status terminated on the day prior to the effectiveness of the Company's Initial Public Offering described in Note K-3.





   The components of income tax expense (benefit) are summarized as follows:

                                                Year ended December 31,
                                          ----------------------------------
                                          1996           1997           1998
                                          ----           ----           ----

    Current
      Federal........................     $ 17           $347         $4,304
      State and city.................      109            (38)         1,211
                                           ---            ---          -----

                                           126            309          5,515

    Deferred.........................       (7)           164           (912)
                                           ---            ---          -----

                                          $119           $473         $4,603
                                           ===            ===          =====

   Income tax expense for the years ended December 31, 1996 and 1997 and for the period ended April 2, 1998 does not include income taxes for those subsidiaries which are S Corporations or LLCs. Reference is made to Note A-5.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE J (continued)

   The tax effect of temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                       -----------------------
                                                        1997             1998
                                                       ------           ------

    Provision for losses on accounts receivable
       and other receivables.....................       $ 33           $  409
    Accrued expenses.............................        280              200
    Depreciation.................................         (1)              (2)
    Costs capitalized to inventory...............         16              636
    Other........................................         --               --
                                                         ---            -----

    Net deferred tax asset.......................       $328           $1,243
                                                         ===            =====

    Current......................................       $ 40           $1,029
    Long-term....................................        288              214

   During the year ended December 31, 1996, the Internal Revenue Service ("IRS") completed an examination of the tax returns of Happy Kids, Ltd. for the years ended December 31, 1991, 1992 and 1993. As a result of the examination, Happy Kids, Ltd. recorded an additional $235 in Federal and state income taxes and $55 in penalties and interest.

   At December 31, 1998, the IRS has cleared the tax returns of Happy Kids, Ltd. through December 31, 1996.


NOTE K - STOCKHOLDERS' EQUITY

   1. Stock Option Plan

      The Company's 1997 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company on December 31, 1997. A total of 800,000 shares of common stock are reserved for issuance upon exercise of options and/or stock purchase rights to be granted under the Plan. Those eligible to receive stock option grants or stock purchase rights under the Plan include employees, nonemployee directors and consultants.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)


NOTE K (continued)

      Subject to the provisions of the Plan, the administrator of the Plan has the discretion to determine the optionees and/or grantees, the type of options to be granted (incentive stock options ("ISOs") or nonqualified stock options ("NQSOs")), the vesting provisions, the terms of the option grants and such other related provisions as are consistent with the Plan. The exercise price of an ISO may not be less than the fair market value per share of the common stock on the date of grant or, in the case of an optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The exercise price of a NQSO may not be less than 85% of the fair market value per share of the common stock on the date of grant, or, in the case of any optionee who beneficially owns 10% or more of the outstanding capital stock of the Company, not less than 110% of the fair market value per share on the date of grant. The purchase price of shares issued pursuant to stock purchase rights may not be less than 50% of the fair market value of such shares as of the offer date of such rights.

      The options terminate not more than ten years from the date of grant, subject to earlier termination on the optionee's death, disability or termination of employment with the Company, but provide that the term of any options granted to a holder of more than 10% of the outstanding shares of common stock may be no longer than five years. The Plan terminates on December 31, 2007.

      The weighted average fair value at date of grant for options granted during 1998 was $4.47 per option. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998:

              Expected stock price volatility       35%
              Expected lives of options             7 years
              Risk-free interest rate               5.7%
              Expected dividend yield                 0%

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE K (continued)

   Information regarding these option plans for 1998 is as follows:

                                             Incentive options        Nonqualified options
                                             -----------------        --------------------
                                                       Weighted-               Weighted-
                                                       average                 average
                                                       exercise                exercise
                                           Shares        price       Shares      price
                                           ------        -----       ------      -----
   Options outstanding at
     beginning of year
      Exercised........................       --          --            --         --
      Granted..........................      100         $10            80        $10
      Canceled or forfeited............       --          --            --         --
                                             ---         ---           ---        ---

   Options outstanding at end of year..      100         $10            80        $10
                                             ===         ===           ===        ===


   Exercisable.........................       --                        --
                                             ===                       ===

   The following table summarizes information about stock options outstanding as of December 31, 1998:

                      Number        Weighted-                 Number
                    outstanding      average     Weighted   exercisable   Weighted-
                       as of        remaining     average      as of       average
        Exercise   December 31,    contractual   exercise   December 31,   exercise
         price         1998           life         price      1998          price
        -------    ------------    -----------   --------   ------------  ---------

         $10           180          9.21 years     $10          --            $10

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE K (continued)

   2. Stock Split

      As of December 31, 1997, the Company effected a 34,875-for-1 stock split of the Company's outstanding common stock. A total of 7,750 shares of common stock will be issued and outstanding after the split. All share and per share amounts have been restated to retroactively reflect the stock splits.

   3. Initial Public Offering

      On April 2, 1998, the Company consummated its Initial Public Offering of 2,200 shares of its common stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' overallotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330 shares of the Company's common stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22,331.

      Of the total net proceeds received by the Company upon the consummation of its Initial Public Offering and the exercise of the over allotment option, $2,000 was distributed to certain shareholders of the Company in connection with the payment of a portion of the S Corporation distribution made by the Company in connection with the Reorganization (Note F) and the remaining amount was utilized to pay down a portion of the outstanding balance under the Company's bank credit facility.

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE L - PRO FORMA INFORMATION (UNAUDITED)

   1. Pro Forma Results of Operations and Pro Forma Income Taxes

      Pro forma adjustments in the statements of operations for the years ended December 31, 1996, 1997 and 1998 reflect a provision for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes for the full periods.

      As disclosed in Note A-5, the Company elected for certain of its affiliates to be taxed as an S Corporation or to be treated as a partnership pursuant to the Internal Revenue Code. In connection with the Offering, the Company terminated its S Corporation and Partnership elections and became subject to Federal and additional state and local income taxes. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state and local income taxes for the years ended December 31, 1996, 1997 and for the period ended April 2, 1998. The effective pro forma tax rate of the Company differs from the Federal rate primarily due to the effects of state income taxes.

      The pro forma provision for income taxes, after giving effect to the Federal statutory rate and an approximate state tax provision after reflecting the Federal tax benefit, consists of the following:

                                                Year ended December 31,
                                         -----------------------------------
                                         1996            1997           1998
                                         ----            ----           ----

       Federal......................     $661          $1,481          $5,187
       State........................      329             480           1,470
                                          ---           -----           -----

                                         $990          $1,961          $6,657
                                          ===           =====           =====

                        Happy Kids Inc. and Subsidiaries

                        December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)



NOTE L (continued)

      The differences between pro forma tax expense shown in the statements of operations and the pro forma computed income tax expense based on the Federal statutory corporate rate are as follows:

                                                         Year ended December 31,
                                                    ----------------------------
                                                    1996         1997       1998
                                                    ----         ----       ----

       Computed income taxes based on Federal
          statutory rate of 34% in 1996 and
           1997, and 35% in 1998................   $ 845       $1,586     $5,683
       State income taxes, net of Federal
          benefit...............................     217          317        956

       Benefit of utilization of net
       operating losses.........................    (160)          --         --
       Interest waived on debt..................      33           --         --
       Officer's life insurance.................      40           32         --
       Other....................................      15           26         18
                                                    ----        -----      -----

                                                   $ 990       $1,961     $6,657
                                                    ====        =====      =====

   2. Pro Forma Net Income and Net Income Per Common Share

      Pro forma net income represents the historical amounts after the pro forma adjustments discussed above.

      Pro forma net income per share is based on the weighted average number of shares outstanding immediately prior to the closing of the Offering, after giving effect to a 34,875-for-1 stock split and the shares issued in the Offering.

                        Happy Kids Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


           Column A                     Column B             Column C           Column D      Column E
           --------                     --------             --------           --------      --------

                                                            Additions
                                                            ---------
                                                       (1)         (2)
                                        Balance at    Charged to  Charged to                  Balance at
                                        beginning     costs and      other                      end of
      Description                       of period     expenses     accounts    Deductions(a)    period
      -----------                       ----------    ----------  ----------   -------------  ----------
Year ended December 31, 1996
  Deducted from asset accounts
   Allowance for doubtful accounts         $274          $13         $199           --          $  486


Year ended December 31, 1997
  Deducted from asset accounts
   Allowance for doubtful accounts
     and other receivables                 $486          $31         $323           --          $  840


Year ended December 31, 1998
  Deducted from asset accounts
   Allowance for doubtful accounts
    and other receivables                  $840          $71         $838           --          $1,749


-------------

(a)   Accounts written off as uncollectible.
