Form 10-Q
period 1999-03-31
HAPPY KIDS INC
filed 1999-05-17
CIK 1052262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-23629


                                 Happy Kids Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                     13-3473638
--------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


100 West 33rd Street, Suite 1100, New York, New York                  10001
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

                  Yes:   X                          No:
                      -------                          -------

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999:

             Class                                  Number of Shares
             -----                                  ----------------

  Common Stock, $.01 par value                         10,375,693

                        HAPPY KIDS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION.....................  1

  Item 1.  Condensed Consolidated Financial Statements.....................  1

           Condensed Consolidated Balance Sheets as of  March 31,1999
             (unaudited) and December 31, 1998.............................  2

           Condensed Consolidated Statements of Income for the Three
             Months Ended March 31, 1999 and 1998  (unaudited).............  3

           Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1999 and 1998 (unaudited)..............  4

           Notes to Condensed Consolidated Financial Statements
             (unaudited)...................................................  5

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................... 11

           Results of Operations........................................... 12

           Liquidity and Capital Resources................................. 13

           Backlog......................................................... 14

           Variability of Results; Seasonality; Cyclicality................ 14

           Management Information Systems.................................. 15

           European Monetary Union......................................... 16

           Effect of Recently Issued Accounting Standards.................. 16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 16

PART II.   OTHER INFORMATION............................................... 17

  Item 2.  Changes in Securities and Use of Proceeds....................... 17

  Item 5.  Other Information............................................... 17

  Item 6.  Exhibits and Reports on Form 8-K................................ 19

SIGNATURES................................................................. 20

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              ----------------------------------------------------

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

                        HAPPY KIDS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                        March 31,   December 31,
                                                         1999          1998
                                                        ---------   ------------
                                     ASSETS            (unaudited)

CURRENT ASSETS
    Cash ..............................................   $   490    $   139
    Due from factor ...................................    30,963     20,640
    Accounts receivable - trade, net ..................       595        347
    Inventories .......................................    16,852     23,579
    Prepaid royalties .................................     1,121        762
    Deferred income taxes .............................     1,029      1,029
    Other current assets ..............................     2,531      1,496
                                                          -------    -------
           Total current assets .......................    53,581     47,992
FIXED ASSETS - NET ....................................     1,801      1,459
OTHER ASSETS ..........................................     1,081      1,001
                                                          -------    -------
           Total assets ...............................   $56,463    $50,452
                                                          =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to bank .......................................   $ 6,695    $ 3,753
    Accounts payable and accrued liabilities ..........     8,486      7,944
                                                          -------    -------
           Total current liabilities ..................    15,181     11,697

DEFERRED RENT PAYABLE .................................       439        505
DUE TO STOCKHOLDERS ...................................     5,719      5,719
COMMITMENTS
STOCKHOLDERS' EQUITY:
    Preferred stock - 5,000 shares authorized, $.01 par
        value; no shares issued and outstanding .......      --         --
    Common stock - 30,000 shares authorized, $.01 par
        value; 10,280 shares issued and outstanding
        at March 31, 1999 and December 31, 1998 .......       103        103
    Additional paid-in capital ........................    23,263     23,263
    Retained earnings .................................    11,758      9,165
                                                          -------    -------
           Total stockholders' equity .................    35,124     32,531
                                                          -------    -------
           Total liabilities and stockholders' equity..   $56,463    $50,452
                                                          =======    =======


        The accompanying notes are an integral part of these statements.

                        HAPPY KIDS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                       For the Three Months
                                                         Ended March 31,
                                                  ---------------------------
                                                     1999             1998
                                                   ----------      ----------

Net sales ...................................      $   45,872      $   35,715
Cost of goods sold ..........................          34,092          27,084
                                                   ----------      ----------
    Gross profit ............................          11,780           8,631
          Operating expenses ................           6,955           5,069
                                                   ----------      ----------
          Operating earnings ................           4,825           3,562
Interest expense, net .......................             354             990
                                                   ----------      ----------
    Income  before income taxes .............           4,471           2,572
Income taxes ................................           1,878             260
                                                   ----------      ----------
          Net income ........................      $    2,593      $    2,312
                                                   ==========      ==========
Basic income
    per common share ........................      $     0.25      $     0.30
                                                   ==========      ==========
Weighted average common
    shares outstanding - basic ..............          10,280           7,750
                                                   ==========      ==========
Diluted income
    per common share ........................      $     0.25      $     0.30
                                                   ==========      ==========
Weighted average common
    shares outstanding - diluted ............          10,310           7,750
                                                   ==========      ==========

Pro forma data (unaudited) :
    Historical income  before
          provision for income taxes ........      $    4,471      $    2,572
    Income taxes ............................           1,878           1,080
                                                   ----------      ----------
          Net income ........................      $    2,593      $    1,492
                                                   ==========      ==========
Pro forma basic net income per share ........      $     0.25      $     0.19
                                                   ==========      ==========
Pro forma weighted average
    common shares outstanding - basic .......          10,280           7,750
                                                   ==========      ==========
Pro forma diluted net income per share ......      $     0.25      $     0.19
                                                   ==========      ==========
Pro forma weighted average
    common shares outstanding - diluted .....          10,310           7,750
                                                   ==========      ==========


        The accompanying notes are an integral part of these statements.

                        HAPPY KIDS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                    For the Three Months
                                                       Ended March 31
                                                    --------------------
                                                     1999         1998
                                                   --------    ---------

Cash flows from operating activities:
Net income .....................................   $  2,593    $  2,312
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization ...............        110          57
Changes in operating assets and liabilities:
   Accounts receivable .........................       (248)         25
   Due from factor .............................    (10,323)     (2,002)
   Inventories .................................      6,727       2,357
   Prepaid royalties ...........................       (359)       (553)
   Other current assets ........................     (1,035)        403
   Other assets ................................        (80)        (29)
   Accounts payable and accrued expenses .......        476      (4,427)
                                                   --------    --------

Net cash used in operating activities ..........     (2,139)     (1,857)
                                                   --------    --------

Cash flows from investing activities:
   Acquisition of fixed assets .................       (452)         (4)
                                                   --------    --------

Cash flows from financing activities:
   Net borrowings under line of credit .........      2,942       2,318
   Payments on capital lease ...................       --           (18)
   Dividends paid ..............................       --          (366)
   Payments on initial public offering costs ...       --          (224)
                                                   --------    --------

Net cash provided by financing activities ......      2,942       1,710
                                                   --------    --------

Net increase (decrease) in cash ................        351        (151)

Cash at beginning of year ......................        139         374
                                                   --------    --------

Cash at end of period ..........................   $    490    $    223
                                                   ========    ========


        The accompanying notes are an integral part of these statements.

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:
--------------------------------

        The information presented as of March 31, 1999 and for the three-month periods ended March 31, 1999 and March 31, 1998 is unaudited, but, in the opinion of the Happy Kids Inc.'s (the "Company") management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 1999.

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

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 -- Initial Public Offering:
----------------------------------

        On April 2, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


Note 5 -- Pro forma Information:
--------------------------------

        a.  PRO FORMA RESULTS OF INCOME AND PRO FORMA INCOME TAXES:

        Pro Forma adjustments in the statement of income for the three month period ended March 31, 1998 reflect provisions for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes.

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


Note 6 -- Earnings Per Share:
-----------------------------

        A reconciliation between basic and diluted earnings per share from operations is as follows:

                                                       Three Months Ended
                                                    -------------------------
                                                            March 31,
                                                            ---------
                                                       1999           1998
                                                   -----------     ----------
                                                   (In thousands except per
                                                         share amounts)

                 Net Income ...................     $    2,593     $    2,312

                 Basic EPS:
                     Basic common shares ......         10,280          7,750
                                                    ==========     ==========
                     Basic  EPS ...............     $     0.25     $     0.30
                                                    ==========     ==========
                 Diluted EPS:
                     Basic common shares ......         10,280          7,750
                     Diluted common shares ....             30           --
                                                    ----------     ----------
                     Total diluted shares .....         10,310          7,750
                                                    ==========     ==========
                     Diluted EPS ..............     $     0.25     $     0.30
                                                    ==========     ==========


Note 7 -- Accounts Receivable:
------------------------------

        Accounts Receivable consist of the following:

                                                     March 31,     December 31,
                                                       1999          1998
                                                    ----------     ----------
                                                       (In thousands)

                     Accounts Receivable.......     $    1,908     $      860
                     Allowances................          1,313            513
                                                    ----------     ----------
                                                    $      595     $      347
                                                    ==========     ==========

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 -- Inventories:
----------------------

        Inventories consist of the following finished goods:

                                                    March 31,   December 31,
                                                      1999          1998
                                                    ---------   ------------
                                                        (In thousands)

        Warehouse...............................    $ 12,779     $  16,531
        In-transit, overseas and Raw Materials..       4,302         7,277
        LIFO valuation allowance................        (229)         (229)
                                                    ---------    ----------
                                                    $  16,852    $  23,579
                                                    =========    ==========

        For  the  quarter  ended  March  31,  1998,  the   liquidation  of  LIFO
inventories decreased the cost of sales and, therefore, increased income before taxes by $53,000. There was no liquidation of LIFO inventories in 1999.


Note 9 -- Subsequent Events:
----------------------------

        On April 13, 1999, the Company entered into an asset purchase agreement (the "Purchase Agreement") with D. Glasgow & Sons Inc., a New York corporation (the "Seller") and Mr. Andrew D. Glasgow, its sole shareholder, to acquire certain of the assets (the "Assets") of the Seller. The Assets include intellectual property rights under license agreements to design and manufacture children's apparel bearing logos, trademarks and tradenames of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, as well as certain Warner Brothers' properties, including Looney Tunes, and Saban's Power Rangers, among other licenses. The Company also acquired certain machinery and equipment from the Seller. The purchase price for the Assets included a cash consideration of $3.7 million and the issuance of 95,693 shares of Common Stock of the Company having a fair market value of $1.0 million. Such shares of Common Stock are restricted shares, and the Company has granted certain piggy-back registration rights to the holder of such restricted stock. The Purchase Agreement also provides for the Company to purchase the Seller's apparel inventory for an additional cash payment of approximately $2.9 million.

        In connection with the execution of the Purchase Agreement, Mr. Glasgow, formerly the President of the Seller, was elected as a Director of the Company in April 1999. In addition, Mr. Glasgow was appointed Vice President of the Company and will serve as President of the Company's Glasgow Division. Mr. Glasgow also executed a five (5) year Employment Agreement with the Company. Under the terms of such Employment Agreement, Mr. Glasgow is entitled to an annual base salary of $250,000 and bonuses commensurate with other executive officers of the Company, which amounts and payments are within the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Glasgow is also entitled to

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


receive, in quarterly payments, subject to annual adjustment, a percentage of certain divisional profits and certain import sales profits of the Company's Glasgow Division. Mr. Glasgow's Employment Agreement requires Mr. Glasgow to maintain the confidentiality of Company information and requires that during the term of his employment with the Company and thereafter for a period of two years, he will not compete with the Company in any state or territory of the United States where the Company does business by engaging in any capacity in a business which is competitive with the business of the Company. Mr. Glasgow's Employment Agreement also provides that, for a period of two years following the termination of his employment with the Company, he shall not solicit the Company's licensors, customers or employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

        Happy Kids Inc., a New York corporation ("Happy Kids" or the "Company"), is a designer and marketer of custom-designed, licensed and branded children's apparel. The Company produces high-quality, coordinated apparel programs, including knit tops, bottoms, overalls, shortalls, coveralls and swimwear, for newborns, infants, toddlers, boys and girls (collectively, "playwear"). The Company's major licenses include Nickelodeon's Rugrats, AND 1 and B.U.M. Equipment. The Company also designs and delivers private label branded playwear programs for leading retailers, such as Sesame Street for Kmart. The Company's strategy is to work closely with its customers to design and market coordinated playwear programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

        Prior to and including much of 1995, the Company's operating strategy primarily focused on developing and marketing its own house brands. The Company manufactured products for inventory under the Company's brands and often concentrated on enhancing sales volume rather than focusing on a combination of sales volume and gross margins. The Company believes that the loss it incurred in 1995 was primarily attributable to these factors. In 1995, to leverage its strong customer relationships, the Company initiated its current sales strategy under which the Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. As a result, substantially all of the Company's playwear is produced upon receipt of customer orders. Also in 1995, the Company elected to concentrate on developing a diversified portfolio of popular, established and well-recognized licensed properties and private label relationships and de-emphasized its reliance on house brands, which have been a declining component of the Company's net sales in each year since 1995. Since that time, the Company's strategy has been to work closely with its customers to design and market high-quality coordinated apparel programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

        Statements contained or incorporated by reference in this Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's sales strategy, concentration on the development of a diversified portfolio of licensed properties and private label relationships and gross margins. Forward-looking statements also may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those related to: (i) general economic conditions; (ii) a dependence on license arrangements; (iii) a dependence on private label relationships; (iv) a dependence on contract manufacturers; (v) a reliance on key customers; (vi) a dependence on access to credit facilities; (vii) the risks associated with significant growth; (viii) competition; (ix) seasonality of sales; (x) cyclicality and trends in the apparel industry; (xi) import restrictions and other risks associated with international business; (xii) the Company's ability to successfully integrate the licenses recently acquired from D. Glasgow & Sons, Inc. into its current operations; and (xiii) risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's contract manufacturers, suppliers, distributors, marketing partners and certain other parties. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.


Results of Operations
---------------------

        THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Net Sales. Net sales increased $10.2 million, or 28.4%, to $45.9 million in the first quarter of 1999 from $35.7 million in the first quarter of 1998. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

        Gross Profit. Gross profit increased by $3.2 million, or 36.5%, to $11.8 million in the first quarter of 1999 from $8.6 million in the first quarter of 1998. Such increase was due, in part, to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs.

        Operating Expenses. Operating expenses increased by $1.9 million, or 37.2%, to $7.0 million in the first quarter of 1999 from $5.1 million in the first quarter of 1998. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

             Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $1.3 million, or 45.5%, to $4.3 million in the first quarter of 1999 from $3.0 million in the first quarter of 1998. This increase is attributable primarily to higher sales compensation, advertising and shipping and freight costs associated with increased sales volumes. In addition, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses increased to 9.4% in the first quarter of 1999 from 8.3% in the first quarter of 1998.

             General and Administrative Expenses. General and administrative expenses increased $537,000, or 25.5%, to $2.6 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998. This increase is primarily the result of higher payroll and related payroll costs including payroll taxes and benefits, factor commissions associated with increased sales volume, as well as higher professional and data processing expenses. As a percentage of net sales, general and administrative expenses decreased to 5.8% in the first quarter of 1999 from 5.9% in the first quarter of 1998 due to the operating leverage associated with the higher sales.

        Interest Expense, net. Interest expense, net decreased $636,000, or 64.2%, to $354,000 in the first quarter of 1999 from $990,000 in the first quarter of 1998. This decrease is a result of the application of a substantial portion of the proceeds from the Company's initial public offering (the "IPO") to the repayment of the Company's bank debt in the second quarter of 1998. As a percentage of net sales, interest expense decreased to 0.8% for the first quarter of 1999 compared to 2.8% in the first quarter of 1998.

        Income Before Income Taxes. Income before income taxes increased $1.9 million, or 73.8%, to $4.5 million in the first quarter of 1999 from $2.6 million in the first quarter of 1998 due to the reasons described above. As a percentage of net sales, income before income taxes increased to 9.7% in the first quarter of 1999 from 7.2% in the first quarter of 1998.


Liquidity and Capital Resources
-------------------------------

        The Company has financed its cash requirements primarily through operations and borrowings under its bank line of credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

        On April 2, 1998, the Company consummated its IPO of 2,200,000 shares of its common stock, $0.01 par value (the "Common Stock"), at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the IPO. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the IPO price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

        On March 31, 1999, the Company executed an amendment of its existing credit line whereby the Company's credit line was amended to provide for a discretionary one year revolving line of credit, to expire on March 31, 2000, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $50.0 million from April 1, 1999 to March 31, 2000, or
(b) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus
(iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time cannot exceed $40.0 million and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (7.75% at March 31, 1999) less 0.5% or at LIBOR plus 2.0%, at the option of the Company. The credit line is collateralized by substantially all of the assets of the Company. As of March 31, 1999, the Company had $6.7 million of outstanding direct borrowings and $12.6 million of contingent liabilities under open letters of credit.

        In addition, the Company's lender has sole discretion to make or withhold advances under the credit line. There can be no assurance that the lender will continue to lend under the credit line. If the lender exercises its discretion to withhold advances, there would be a material adverse effect on the Company's business, financial condition and results of operations.

        As of March 31, 1999, the Company's other principal sources of liquidity included cash of $490,000, amounts due from factor of $31.0 million and net accounts receivable of $595,000. The Company had working capital of $38.4 million and long-term debt of $6.2 million as of March 31, 1999.

        For the quarter ended March 31, 1999, operating activities used cash of $2.1 million primarily as a result of an increase in amounts due from factor of $10.3 million, an increase in other current assets of $1.0 million, offset in part by net income of $2.6 million and an increase in inventory of $6.7 million. Net cash used in financing activities during the same period was $2.9 million consisting of payments under the Company's credit line.

        Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures for the first quarter of 1999 and 1998, were $452,000 and $4,000, respectively. The Company expects to incur capital expenditures in 1999 totaling $1.0 million for the purchase of new computers, software and telecommunications equipment. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing credit line, as amended, will be adequate to satisfy current and planned operations for at least the next twelve (12) months.


Backlog
-------

        The Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. Such customer orders are placed in backlog upon their receipt and acceptance by the Company. Customer orders are generally cancelable on notice to the Company without penalty. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $106.7 million at March 31, 1999, all of which it expects to ship over the next three to nine months. However, in recent months the Company has experienced a significant increase in orders involving a rapid turnaround from the date the order is placed to the shipment date.


Variability of Results; Seasonality; Cyclicality
------------------------------------------------

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


Management Information Systems
------------------------------

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

        YEAR 2000 COMPLIANCE

        In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000 and beyond. The Company, through such oversight committee, currently is upgrading its management information systems, which it expects to complete during the second quarter of 1999, to ensure proper processing of transactions relating to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. Although the Company does not expect the costs associated with ensuring Year 2000 compliance to have a material affect on its financial position or results of operations, if the computer systems used by the Company, or any of its suppliers or vendors fail or experience significant difficulties related to the Year 2000, the Company could experience delays in manufacturing, delays in shipping, an inability to monitor customer orders or to manage inventory, or may experience related risks that could materially adversely affect the Company's financial position or its results of operations. The Company has identified and been in contact with its major customers, its bank and its factor. The reply from each such entity indicates that each is, or will be, Year 2000 compliant. The Company has incurred approximately $50,000 of expenses for Year 2000 remediation costs in 1999 and estimates future additional expenditures for Year 2000 remediation of approximately $100,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. The Company has not developed a contingency plan with respect to Year 2000 issues should they arise.

European Monetary Union
-----------------------

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Exposure
----------------------

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

                                     Part II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Changes in Securities
        ---------------------

        On April 13, 1999, the Company issued 95,693 shares of restricted Common Stock having a fair market value of $1.0 million to Andrew D. Glasgow. See "Item
5. Other Information."

        In addition, in January 1999, the Company granted stock options to purchase an aggregate of 100,000 shares of its Common Stock with an exercise price of $14.85 per share to a certain Director and executive officer of the Company and 25,000 shares of its Common Stock with an exercise price of $13.50 per share to a certain executive officer of the Company. Such options were granted at exercise prices of 110% and 100%, respectively, of the grant date fair market value of the Company's Common Stock. All of such options were issued pursuant to the Company's 1997 Stock Plan. The shares of Common Stock underlying such options have not yet been registered under the securities laws.

        The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule
701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. Appropriate legends were affixed to the stock certificate issued in connection with the Glasgow transaction. All recipients had adequate access to information about the Company.


ITEM 5.  OTHER INFORMATION.

        Asset Purchase
        --------------

        On April 13, 1999, the Company entered into an asset purchase agreement (the "Purchase Agreement") with D. Glasgow & Sons Inc., a New York corporation (the "Seller") and Mr. Andrew D. Glasgow, its sole shareholder, to acquire certain of the assets (the "Assets") of the Seller. The Assets include intellectual property rights under license agreements to design and manufacture children's apparel bearing logos, trademarks and tradenames of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, as well as certain Warner Brothers' properties, including Looney Tunes, and Saban's Power Rangers, among other licenses. The Company also acquired certain machinery and equipment from the Seller. The purchase price for the Assets included a cash consideration of $3.7 million and the issuance of 95,693 shares of Common Stock of the Company having a fair market value of $1.0 million. Such shares of Common Stock are restricted shares, and the Company has granted certain piggy-back registration rights to the holder of such restricted stock. The Purchase Agreement also provides for the Company to purchase the Seller's apparel inventory for an additional cash payment of approximately $2.9 million.

        Management Change and Addition to the Board of Directors
        --------------------------------------------------------

        In connection with the execution of the Purchase Agreement, Mr. Glasgow, formerly the President of the Seller, was elected as a Director of the Company in April 1999. In addition, Mr. Glasgow was appointed Vice President of the Company and will serve as President of the Company's Glasgow Division. Mr. Glasgow also executed a five (5) year Employment Agreement with the Company. Under the terms of such Employment Agreement, Mr. Glasgow is entitled to an annual base salary of $250,000 and bonuses commensurate with other executive officers of the Company, which amounts and payments are within the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Glasgow is also entitled to receive, in quarterly payments, subject to annual adjustment, a percentage of certain divisional profits and certain import sales profits of the Company's Glasgow Division. Mr. Glasgow's Employment Agreement requires Mr. Glasgow to maintain the confidentiality of Company information and requires that during the term of his employment with the Company and thereafter for a period of two years, he will not compete with the Company in any state or territory of the United States where the Company does business by engaging in any capacity in a business which is competitive with the business of the Company. Mr. Glasgow's Employment Agreement also provides that, for a period of two years following the termination of his employment with the Company, he shall not solicit the Company's licensors, customers or employees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               4.1 Asset Purchase Agreement, dated as of April 13, 1999, by and among the Company, D. Glasgow & Sons, Inc. and Andrew Glasgow. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 27, 1999.)

               10.1 Amendment No. 6, dated as of March 31, 1999, to the Company's Financing Agreement with CIT Group/Commercial Services, Inc., as agent for itself and certain other lenders, as previously amended.

               10.2 Employment Agreement, dated as of April 13, 1999, by and between the Company and Andrew Glasgow. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 27, 1999.)

               27     Financial Data Schedule.

        (b)    Reports on Form 8-K.

               On April 27, 1999, the Company filed a Current Report on Form 8-K in connection with the acquisition by the Company of certain of the assets of D. Glasgow & Sons, Inc.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Happy Kids Inc.




DATE:     May 17, 1999               By:  /s/ Jack M. Benun
                                        ---------------------------------
                                          Jack M. Benun
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




DATE:     May 17, 1999               By:  /s/ Stuart Bender
                                        ---------------------------------
                                          Stuart Bender
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)