Form 10-Q
period 1999-06-30
HAPPY KIDS INC
filed 1999-08-12
CIK 1052262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-23629


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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1999:

             Class                                         Number of Shares
             -----                                         ----------------
  Common Stock, $.01 par value                               10,375,693

                        HAPPY KIDS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----
PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION...................    1

     Item 1.   Condensed Consolidated Financial Statements..............    1

               Condensed Consolidated Balance Sheets as of June 30,
                    1999 (unaudited) and December 31, 1998..............    2

               Condensed Consolidated Statements of Income for the
                    Three and Six Months Ended June 30, 1999 and 1998
                    (unaudited).........................................    3

               Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 1999 and 1998
                    (unaudited).........................................    4

               Notes to Condensed Consolidated Financial Statements
                    (unaudited).........................................    5

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................   12

               Results of Operations....................................   13

               Liquidity and Capital Resources..........................   15

               Backlog..................................................   16

               Variability of Results; Seasonality; Cyclicality.........   16

               Management Information Systems...........................   17

               European Monetary Union..................................   18

               Effect of Recently Issued Accounting Standards...........   18

     Item 3.   Quantitative and Qualitative Disclosures About Market
                    Risk................................................   18

PART II.   OTHER INFORMATION............................................   19

     Item 1.   Legal Proceedings........................................   19

     Item 2.   Changes in Securities and Use of Proceeds................   19

     Item 4.   Submission of Matters to a Vote of Security Holders......   20

     Item 5.   Other Information........................................   20

     Item 6.  Exhibits and Reports on Form 8-K..........................   23

SIGNATURES..............................................................   24

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              ----------------------------------------------------

               Item 1. Condensed Consolidated Financial Statements

                        HAPPY KIDS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                    JUNE 30,          DECEMBER 31,
                                                                      1999               1998
                                                               -------------------  ---------------
                            ASSETS                                (unaudited)
CURRENT ASSETS
    Cash.....................................................        $     101         $     139
    Due from factor..........................................           25,871            20,640
    Accounts receivable - trade, net.........................            1,122               347
    Inventories..............................................           27,549            23,579
    Prepaid royalties........................................            1,256               762
    Deferred income taxes....................................            1,029             1,029
    Other current assets.....................................            2,334             1,496
                                                                  ---------------   ---------------
              Total current assets...........................           59,262            47,992
FIXED ASSETS - NET...........................................            2,359             1,459
OTHER ASSETS.................................................            5,993             1,001
                                                                  ---------------   ---------------
              Total assets...................................        $  67,614         $  50,452
                                                                  ===============   ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Due to bank..............................................        $  11,995         $   3,753
    Accounts payable and accrued liabilities.................           11,638             7,944
                                                                  ---------------   ---------------
              Total current liabilities......................           23,633            11,697

DEFERRED RENT PAYABLE........................................              465               505
DUE TO STOCKHOLDERS..........................................            5,570             5,719
COMMITMENTS
STOCKHOLDERS' EQUITY:
    Preferred stock - 5,000 shares authorized, $.01 par
        value; no shares issued and outstanding..............               --                --
    Common stock - 30,000 shares authorized, $.01 par
        value; 10,376 and  10,280 shares issued and
        outstanding at June 30, 1999 and December 31, 1998,
        respectively.........................................              104               103
    Additional paid-in capital...............................           24,262            23,263
    Retained earnings........................................           13,580             9,165
                                                                  ---------------   ---------------
               Total stockholders' equity....................           37,946            32,531
                                                                  ---------------   ---------------
               Total liabilities and stockholders' equity....        $  67,614         $  50,452
                                                                  ===============   ===============

        The accompanying notes are an integral part of these statements.

                        HAPPY KIDS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                           For the Three Months            For the Six Months
                                              Ended June 30,                 Ended June 30,
                                        ---------------------------    ----------------------------
                                            1999          1998             1999           1998
                                        -------------  ------------    -------------  -------------
Net sales.............................    $  37,431      $  32,013       $  83,303     $  67,728
Cost of goods sold....................       27,089         23,468          61,181        50,552
                                         -----------    -----------     -----------   -----------
    Gross profit......................       10,342          8,545          22,122        17,176
                                         -----------    -----------     -----------   -----------
Operating expenses:
          Operating expenses..........        6,977          5,512          13,932        10,581
                                         -----------    -----------     -----------   -----------
          Operating earnings..........        3,365          3,033           8,190         6,595
                                         -----------    -----------     -----------   -----------
Interest expense, net.................          224            328             578         1,318
                                         -----------    -----------     -----------   -----------
Income  before income taxes...........        3,141          2,705           7,612         5,277
Provision for income taxes............        1,319            112           3,197           372
                                         -----------    -----------     -----------   -----------
          Net income..................    $   1,822     $    2,593       $   4,415     $   4,905
                                         ===========    ===========     ===========   ===========
Basic income
    per common share..................    $    0.18     $     0.25       $   0.43      $    0.55
                                         ===========    ===========     ===========   ===========
Weighted average common
    shares outstanding-basic..........       10,363         10,188          10,322         8,976
                                         ===========    ===========     ===========   ===========
Diluted income
    per common share..................    $    0.18     $     0.25       $   0.43      $    0.55
                                         ===========    ===========     ===========   ===========
Weighted average common
    shares outstanding-diluted........       10,402         10,221          10,356         8,985
                                         ===========    ===========     ===========   ===========

Pro forma data (unaudited):
    Historical income  before
          provision for income taxes..    $   3,141     $    2,705       $   7,612     $   5,277
    Income taxes......................        1,319          1,136           3,197         2,216
                                         -----------    -----------     -----------   -----------
          Net income..................    $   1,822     $    1,569       $   4,415     $   3,061
                                         ===========    ===========     ===========   ===========
Pro forma basic income per share......    $    0.18     $     0.15       $   0.43      $    0.34
                                         ===========    ===========     ===========   ===========
Pro forma weighted average
    common shares outstanding-basic...       10,363         10,188          10,322         8,976
                                         ===========    ===========     ===========   ===========
Pro forma diluted income per share....    $    0.18     $     0.15       $    0.43     $    0.34
                                         ===========    ===========     ===========   ===========
Pro forma weighted average
    common shares outstanding-diluted.       10,402         10,221          10,356         8,985
                                         ===========    ===========     ===========   ===========


        The accompanying notes are an integral part of these statements.

                        HAPPY KIDS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                         ---------------------------------------
                                                              1999                   1998
                                                         ---------------        --------------
Cash flows from operating activities:
Net income..........................................        $    4,415             $    4,905
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
   Depreciation and amortization....................               312                    114
   Deferred taxes...................................                --                 (1,024)
   Provision for losses on accounts receivable......                 3                     --
Changes in operating assets and liabilities, net
 of assets acquired:
   Accounts receivable..............................              (778)                   170
   Due from factor..................................            (5,231)                 4,787
   Inventories......................................            (1,070)                (5,557)
   Prepaid royalties................................              (494)                (2,467)
   Other current assets.............................              (838)                  (617)
   Other assets.....................................               (95)                   (28)
   Accounts payable and accrued expenses............             3,654                  1,599
   Due from shareholders............................                --                    347
                                                         ----------------       ----------------

Net cash (used in) provided by operating activities.              (122)                 2,229
                                                         ----------------       ----------------

Cash flows from investing activities:
   Acquired assets of D.Glasgow.....................            (6,853)                    --
   Acquisition of fixed assets......................            (1,156)                   (11)
                                                         ----------------       ----------------
 Net cash used in investing activities..............            (8,009)                   (11)

Cash flows from financing activities:
   Net borrowings under line of credit..............             8,242                (21,083)
   Payments on capital lease........................                --                    (24)
   Issuance of common stock.........................                --                 22,331
   Payments to stockholders.........................              (149)                    --
   Dividends paid...................................                --                 (3,428)
                                                         ----------------       ----------------

Net cash provided by (used in) financing activities.             8,093                 (2,204)
                                                         ----------------       ----------------

Net (decrease) increase in cash.....................               (38)                    14

Cash at beginning of year...........................               139                    374
                                                         ----------------       ----------------

Cash at end of period...............................        $      101             $      388
                                                         ================       ================

        The accompanying notes are an integral part of these statements.

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:

     The information presented as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 is unaudited, but, in the opinion of the Happy Kids Inc.'s (the "Company") management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998, and its cash flows for the six-month periods ended June 30, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 1999.

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

     Subsequent to the termination of the Company's S Corporation status, the Company used the liability method for both Federal and state income tax purposes. The effect of such change was reflected in net income for the second quarter of 1998 when such termination occurred and resulted in an increase in deferred tax assets and net earnings of approximately $1.0 million.

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

Note 4 -- Due to Stockholders:

     In connection with the termination of the Company's S Corporation status, the Company agreed to distribute an aggregate of $7.6 million to the Company's pre-Initial Public Offering shareholders, such amounts representing the Company's total undistributed equity resulting from the S Corporation or limited liability corporation ("LLC") status of the Company and its related entities prior to the Reorganization, of which $2.0 million was paid from the proceeds of the Initial Public Offering. The balance is due pursuant to four-year 5.7% notes payable to such shareholders. Such notes provide for the timely distribution of amounts necessary to pay the remaining personal income taxes of such shareholders or members due on amounts earned by such S Corporations or LLCs for the period January 1, 1998 through the termination of S Corporation or LLC status. In addition, existing amounts due to shareholders of $1.4 million are subject to the same terms as the above promissory notes.


Note 5 -- Pro forma Information:

     a.   Pro Forma Results of Income and Pro Forma Income Taxes:

     Pro Forma adjustments in the statement of income for the three-month and six-month periods ended June 30, 1998 reflect provisions for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes.

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


Note 6 -- Earnings Per Share:

     A reconciliation between basic and diluted earnings per share from operations is as follows:

                                          Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                     -------------------------     -------------------
                                         1999           1998            1999           1998
                                         ----           ----            ----           ----
                                              (in thousands, except per share amounts)

Net Income........................     $    1,822     $    2,593     $    4,415      $    4,905
Basic EPS:
     Basic common shares..........         10,363         10,188         10,322           8,976
                                       ==========     ==========     ==========      ==========
     Basic EPS....................     $     0.18     $     0.25     $     0.43      $     0.55
                                       ==========     ==========     ==========      ==========
Diluted EPS:
     Basic common shares..........         10,363         10,188         10,322           8,976
     Diluted common shares........             39             33             34               9
                                       ----------     ----------     ----------      ----------
     Total diluted shares.........         10,402         10,221         10,356           8,985
                                       ==========     ==========     ==========      ==========
     Diluted EPS.................      $     0.18     $     0.25     $     0.43      $     0.55
                                       ==========     ==========     ==========      ==========


Note 7 -- Accounts Receivable:

     Accounts Receivable consist of the following:

                                                June 30,          December 31,
                                                  1999                1998
                                             -----------          ------------
                                                       (in thousands)

     Accounts Receivable..............       $     1,444          $       860
     Allowances.......................              (322)                (513)
                                             -----------          -----------
                                             $     1,122          $       347
                                             ===========          ===========

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 -- Inventories:

     Inventories consist of the following finished goods:

                                                 June 30,          December 31,
                                                   1999                1998
                                               -----------        ------------
                                                       (in thousands)

      Warehouse...............................  $   20,180          $   16,531
      In-transit, overseas and Raw Materials..       7,598               7,277
        LIFO valuation allowance.............         (229)               (229)
                                                ----------          ----------
                                                $   27,549          $   23,579
                                                ==========          ==========

     There was no liquidation of LIFO inventories in 1999. For the six months ended June 30, 1998, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $53,000. There was no liquidation of LIFO inventories for the three months ended June 30, 1998.


Note 9 -- Acquisition:

     On April 13, 1999, the Company entered into an asset purchase agreement (the "Purchase Agreement") with D. Glasgow & Sons Inc., a New York corporation (the "Seller") and Mr. Andrew D. Glasgow, its sole shareholder, to acquire certain of the assets (the "Assets") of the Seller. The Assets include intellectual property rights under license agreements to design and manufacture children's apparel bearing logos, trademarks and tradenames of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, as well as certain Warner Brothers' properties, including Looney Tunes, and Saban's Power Rangers, among other licenses. The Company also acquired certain machinery and equipment from the Seller. The purchase price for the Assets included a cash consideration of $3.7 million and the issuance of 95,693 shares of Common Stock of the Company having a fair market value of $1.0 million. Such shares of Common Stock are restricted shares, and the Company has granted certain piggy-back registration rights to the holder of such restricted stock. The Purchase Agreement also provided for the Company to purchase the Seller's apparel inventory for an additional cash payment of approximately $2.9 million.

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

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Note 10 -- Subsequent Events:

     On July 12, 1999, the Company's Board of Directors (the "Board") received for consideration a proposal (the "Proposal") from H.I.G. Capital, L.L.C., a private investment firm (the "Buyer"), to recapitalize the Company in a leveraged going-private transaction (the "Proposed Transaction"). Certain terms and conditions of the Proposed Transaction are set forth in a certain Letter of Intent dated July 9, 1999 (the "Letter of Intent"), entered into by and among the Buyer and each of the Company's majority shareholders, consisting of Messrs. Jack M. Benun, Mark J. Benun and Isaac M. Levy (the "Majority Shareholders"). As contemplated under the Letter of Intent, an entity to be formed by the Buyer ("Newco") would be merged with and into the Company (the "Merger"). Upon consummation of the Merger, the separate existence of Newco shall cease to exist, and the Company shall be the surviving corporation and shall continue under the name "Happy Kids Inc.". In addition, each share of the Company's Common Stock then held by the public (other than shares held by the Majority Shareholders) would be converted into the right to receive $11.50 payable entirely in cash, without any interest thereon. The Majority Shareholders, who presently beneficially own 74.69% of the Company's Common Stock in the aggregate, would continue to own 23.61% of the Company's Common Stock in the aggregate upon consummation of the Merger and would receive, in the aggregate, approximately $49.25 million in connection with their sale of shares of the Company's Common Stock. Each outstanding option to purchase the Company's Common Stock, whether or not then exercisable, would be cancelled upon consummation of the Merger and the holders thereof would be compensated accordingly. The Merger is conditioned upon, among other things, the approval of the Company's Board of Directors, the approval of two-thirds of all of the Company's shareholders, negotiation and execution of a definitive acquisition agreement, the receipt of financing on acceptable terms in amounts sufficient to effect the Merger, and other customary conditions. The Board has formed a special committee, consisting of its two independent directors, Messrs. Marvin Azrak and Stephen I. Kahn (the "Special Committee") to evaluate the Proposed Transaction. The Proposed Transaction is subject to the recommendation of the Special Committee, and, if so recommended, will be submitted to the Company's shareholders for their approval. The Special Committee has engaged independent legal counsel and an independent investment banking firm to assist in its evaluation of the fairness of the Proposed Transaction to the Company's public shareholders from a financial point of view. It is expected

                                 HAPPY KIDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that, in the event the Merger is consummated, the registration of the Company's Common Stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, would be terminated and the Common Stock would cease to be listed on the Nasdaq National Market.

     Approximately $79.7 million would be required to pay the aggregate consideration due to all shareholders and option holders of the Company (including each Majority Shareholder) upon consummation of the Merger.

     The Buyer has indicated that it will make an equity investment and arrange to borrow sufficient funds from banks and other financial institutions and/or to obtain additional funds through the issuance and sale of debt securities of Newco to effect the Merger and to pay the requisite consideration in connection therewith. It is expected that in connection with the consummation of the Merger, the Company would assume, guarantee or otherwise become liable for, contractually or by operation of law, Newco's obligations under any borrowings of Newco or debt securities sold by Newco. Following the consummation of the Merger, the Company's available cash resources will be utilized to pay certain of the costs of the Merger or retire or amortize certain obligations incurred to effect the Merger.

     As of the date hereof, the Company's Board of Directors has not responded to the Proposal. Although the Majority Shareholders have indicated in the Letter of Intent that they have agreed to support the Proposal, there can be no assurance that the Board of Directors of the Company will accept the Proposal or, if accepted, that the conditions set forth in such Proposal, including the obtaining of requisite financing, will be satisfied, that a mutually acceptable definitive acquisition agreement will be entered into, or that the Proposed Transaction will be consummated.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net Sales. Net sales increased $5.4 million, or 16.9%, to $37.4 million in the second quarter of 1999 from $32.0 million in the second quarter of 1998. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

     Gross Profit. Gross profit increased by $1.8 million, or 21.0%, to $10.3 million in the first quarter of 1999 from $8.5 million in the second quarter of 1998. Such increase was due, in part, to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs.

     Operating Expenses. Operating expenses increased by $1.5 million, or 26.6%, to $7.0 million in the second quarter of 1999 from $5.5 million in the second quarter of 1998. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

          Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $1.5 million, or 48.6%, to $4.5 million in the second quarter of 1999 from $3.0 million in the second quarter of 1998. This increase is attributable primarily to higher sales compensation, shipping and freight costs associated with increased sales volumes, travel expense and licensing fees. In addition, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses increased to 12.1% in the second quarter of 1999 from 9.5% in the second quarter of 1998.

          General and Administrative Expenses. General and administrative expenses were $2.5 million in the second quarter of 1999 and 1998. As a percentage of net sales, general and administrative expenses decreased to 6.6% in the second quarter of 1999 from 7.7% in the second quarter of 1998 due to the operating leverage associated with the higher sales.

     Interest Expense, net. Interest expense, net decreased $104,000, or 31.7%, to $224,000 in the second quarter of 1999 from $328,000 in the second quarter of 1998. As a percentage of net sales, interest expense decreased to 0.6% for the second quarter of 1999 compared to 1.0% in the second quarter of 1998.

     Income Before Income Taxes. Income before income taxes increased $436,000, or 16.1%, to $3.1 million in the second quarter of 1999 from $2.7 million in the second quarter of 1998 due to the reasons described above. As a percentage of net sales, income before income taxes was 8.4% for both quarters of 1999 and 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net Sales. Net sales increased $15.6 million, or 23.0%, to $83.3 million for the first six months of 1999 from $67.7 million for the first six months of 1998. The increase in net sales is attributable primarily to increased sales of playwear of both licensed products and private label programs.

     Gross Profit. Gross profit increased by $4.9 million, or 28.8%, to $22.1 million for the first six months of 1999 from $17.2 million for the first six months of 1998. Such increase was due, in part, to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs.

     Operating Expenses. Operating expenses increased by $3.3 million, or 31.7%, to $13.9 million for the first six months of 1999 from $10.6 million for the first six months of 1998. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

          Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $2.8 million, or 47.1%, to $8.8 million for the first six months of 1999 from $6.0 million for the first six months of 1998. This increase is attributable primarily to higher sales compensation, advertising and shipping and freight costs associated with increased sales volumes travel expense and licensing fees. In addition, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses increased to 10.6% in 1999 from 8.9% in 1998.

          General and Administrative Expenses. General and administrative expenses increased by $524,000, or 11.4%, to $5.1 million for the first six months of 1999 from $4.6 million for the first six months of 1998 . As a percentage of net sales, general and administrative expenses decreased to 6.1% in 1999 from 6.8% in 1998 due to the operating leverage associated with the higher sales.

     Interest Expense, net. Interest expense, net decreased $740,000, or 56.2%, to $578,000 in 1999 from $1.3 million in 1998. As a percentage of net sales, interest expense decreased to 0.7% for 1999 compared to 1.9% in 1998. This decrease is a result of the application of a substantial portion of the proceeds from the Company's Initial Public Offering to the repayment of the Company's bank debt in the second quarter of 1998.

     Income Before Income Taxes. Income before income taxes increased $2.3 million, or 44.3%, to $7.6 million in 1999 from $5.3 million in 1998 due to the reasons described above. As a percentage of net sales, income before income taxes was 9.1% in 1999 compared to 7.8% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its cash requirements primarily through operations and borrowings under its bank line of credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

     On April 2, 1998, the Company consummated its initial public offering ("IPO") of 2,200,000 shares of its common stock, $0.01 par value (the "Common Stock"), at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the IPO. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the IPO price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

     On March 31, 1999, the Company executed an amendment of its existing credit line whereby the Company's credit line was amended to provide for a discretionary one year revolving line of credit, to expire on March 31, 2000, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $50.0 million from April 1, 1999 to March 31, 2000, or
(b) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus
(iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time cannot exceed $40.0 million and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (7.75% at June 30, 1999) less 0.5% or at LIBOR plus 2.0%, at the option of the Company. The credit line is collateralized by substantially all of the assets of the Company. As of June 30, 1999, the Company had $12.0 million of outstanding direct borrowings and $18.1 million of contingent liabilities under open letters of credit.

     In addition, the Company's lender has sole discretion to make or withhold advances under the credit line. There can be no assurance that the lender will continue to lend under the credit line. If the lender exercises its discretion to withhold advances, there would be a material adverse effect on the Company's business, financial condition and results of operations.

     As of June 30, 1999, the Company's other principal sources of liquidity included cash of $101,000, amounts due from factor of $25.9 million and net accounts receivable of $1.1 million. The Company had working capital of $35.6 million and long-term debt of $5.6 million as of June 30, 1999.

     For the six months ended June 30, 1999, operating activities used cash of $122,000 primarily as a result of an increase in amounts due from factor of $5.2 million, an increase in inventory of $1.1 million, an increase in other current assets and royalties of $1.3 million, offset in part by net income of $4.4 million, and an increase in accounts payable and accrued expenses of $3.7 million. Net cash used in investing activities was $8.0 million, primarily in connection with the acquisition of certain of the assets of D. Glasgow & Sons, Inc. and the acquisition of fixed assets. Net cash used in financing activities resulted from borrowings under the line of credit.

     Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures for the first six months of 1999 and 1998, were $1.2 million and $4,000, respectively. The Company expects to incur total capital expenditures in 1999 of $1.5 million for the purchase of new computers, software and telecommunications equipment. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing credit line, as amended, will be adequate to satisfy current and planned operations for at least the next twelve (12) months.

BACKLOG

     The Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. Such customer orders are placed in backlog upon their receipt and acceptance by the Company. Customer orders are generally cancelable on notice to the Company without penalty. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $114.5 million at June 30, 1999, all of which it expects to ship over the next three to nine months. However, in recent months the Company has experienced a significant increase in orders involving a rapid turnaround from the date the order is placed to the shipment date.

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

     Year 2000 Compliance

     In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000 and beyond. The Company, through such oversight committee, currently is upgrading its management information systems, which it expects to complete during the third quarter of 1999, to ensure proper processing of transactions relating to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. Although the Company does not expect the costs associated with ensuring Year 2000 compliance to have a material affect on its financial position or results of operations, if the computer systems used by the Company, or any of its suppliers or vendors fail or experience significant difficulties related to the Year 2000, the Company could experience delays in manufacturing, delays in shipping, an inability to monitor customer orders or to manage inventory, or may experience related risks that could materially adversely affect the Company's financial position or its results of operations. The Company has identified and been in contact with its major customers, its bank and its factor. The reply from each such entity indicates that each is, or will be, Year 2000 compliant. The Company has incurred approximately $100,000 of expenses for Year 2000 remediation costs in 1999 and estimates future additional expenditures for Year 2000 remediation of approximately $100,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. The Company has not developed a contingency plan with respect to Year 2000 issues should they arise.

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

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS.

     On July 12, 1999, the Company's Board of Directors (the "Board") received for consideration a proposal (the "Proposal") from H.I.G. Capital, L.L.C., a private investment firm (the "Buyer"), to recapitalize the Company in a going-private transaction (the "Proposed Transaction") (more fully described in "Item 5. Other Information."). In connection with the Proposed Transaction, three class action lawsuits were filed on behalf of the Company's public shareholders, alleging, among other things, certain breaches of fiduciary duties, and seeking, among other remedies, to enjoin the Proposed Transaction. On July 14, 1999 and July 19, 1999, each of Glenn Whipple and Arthur Kaplan, respectively, filed a complaint in the Supreme Court of the State of New York, New York County, naming the Company, its majority shareholders, consisting of Jack M. Benun, Mark J. Benun and Isaac M. Levy (the "Majority Shareholders"), and the Buyer as defendants (Glenn Whipple v. Happy Kids Inc., et al., Index No. 99/603371 and Arthur Kaplan v. Happy Kids Inc., et al., Index No. 99/1144421, respectively). On July 26, 1999, John Tsapelas filed a complaint in the Supreme Court of the State of New York, New York County, naming the Company, the Majority Shareholders, and Messrs. Marvin Azrak, Stephen I. Kahn and Andrew Glasgow (who, in addition to Messrs. Jack Benun, Mark Benun and Isaac Levy, comprise the Company's entire Board of Directors) as defendants (John Tsapelas
v. Happy Kids Inc., et. al., Index No. 99/115078). The Company's management believes that the claims are without merit, and the Company plans to defend the actions vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Changes in Securities

     On April 13, 1999, the Company issued 95,693 shares of restricted Common Stock having a fair market value of $1.0 million to Mr. Andrew D. Glasgow. See "Item 5. Other Information."

     The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as a transaction not involving any public offering and such securities having been acquired for investment and not with a view to distribution. An appropriate legend was affixed to the stock certificate issued in connection with the issuance of the above-referenced securities. Mr. Glasgow had adequate access to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 1999 Annual Meeting of Shareholders was held on May 25, 1999.

     There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 10,289,847 shares of Common Stock out of a total number of 10,375,693 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. The results of the vote taken at such Annual Meeting with respect to each nominee for director were as follows:

Common Stock Nominees                      For                     Withheld
---------------------                      ---                     --------
Jack M. Benun                       10,288,397 Shares            1,450 Shares
Mark J. Benun                       10,288,397 Shares            1,450 Shares
Isaac M. Levy                       10,288,397 Shares            1,450 Shares
Andrew Glasgow                      10,288,397 Shares            1,450 Shares
Marvin Azrak                        10,288,397 Shares            1,450 Shares
Stephen I. Kahn                     10,288,397 Shares            1,450 Shares


     In addition, a vote of the shareholders was taken at the Annual Meeting on the proposal to ratify the appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. Of the shares present at the meeting in person or by proxy, 10,288,037 shares of Common Stock were voted in favor of such proposal, 1,310 shares of Common Stock were voted against such proposal and 500 shares of Common Stock abstained from voting.

ITEM 5.  OTHER INFORMATION.

     Asset Purchase

     On April 13, 1999, the Company entered into an asset purchase agreement (the "Purchase Agreement") with D. Glasgow & Sons Inc., a New York corporation (the "Seller") and Mr. Andrew D. Glasgow, its sole shareholder, to acquire certain of the assets (the "Assets") of the Seller. The Assets included intellectual property rights under license agreements to design and manufacture children's apparel bearing logos, trademarks and tradenames of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, as well as certain Warner Brothers' properties, including Looney Tunes, and Saban's Power Rangers, among other licenses. The Company also acquired certain machinery and equipment from the Seller. The purchase price for the Assets included a cash consideration of $3.7 million and the issuance of 95,693 shares of Common Stock of the Company having a fair market value of $1.0 million. Such shares of Common Stock are restricted shares, and the Company has granted certain piggy-back registration rights to the holder of such restricted stock. The Purchase Agreement also provided for the Company to purchase the Seller's apparel inventory for an additional cash payment of approximately $2.9 million.

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

     Going Private Transaction

     On July 12, 1999, the Company's Board of Directors (the "Board") received for consideration a proposal (the "Proposal") from H.I.G. Capital, L.L.C., a private investment firm (the "Buyer"), to recapitalize the Company in a leveraged going-private transaction (the "Proposed Transaction"). Certain terms and conditions of the Proposed Transaction are set forth in a Letter of Intent dated July 9, 1999, entered into by and among the Buyer and each of the Majority Shareholders (the "Letter of Intent"). As contemplated under the Letter of Intent, an entity to be formed by the Buyer ("Newco") would be merged with and into the Company (the "Merger"). Upon consummation of the Merger, the separate existence of Newco shall cease to exist, and the Company shall be the surviving corporation and shall continue under the name "Happy Kids Inc.". In addition, each share of the Company's Common Stock then held by the public (other than shares held by the Majority Shareholders) would be converted into the right to receive $11.50 payable entirely in cash, without any interest thereon. The Majority Shareholders, who presently beneficially own 74.69% of the Company's Common Stock in the aggregate, would continue to own 23.61% of the Company's Common Stock in the aggregate upon consummation of the Merger and would receive, in the aggregate, approximately $49.25 million in connection with their sale of shares of the Company's Common Stock. Each outstanding option to purchase the Company's Common Stock, whether or not then exercisable, would be cancelled upon consummation of the Merger and the holders thereof would be compensated accordingly. The Merger is conditioned upon, among other things, the approval of the Company's Board of Directors, the approval of two-thirds of all of the Company's shareholders, negotiation and execution of a definitive acquisition agreement, the receipt of financing on acceptable terms in amounts sufficient to effect the Merger, and other customary conditions. The Board has formed a special committee, consisting of its two independent directors, Messrs. Marvin Azrak and Stephen I. Kahn (the "Special Committee") to evaluate the Proposed Transaction. The Proposed Transaction is subject to the recommendation of the Special Committee, and, if so recommended, will be submitted to the Company's shareholders for their approval. The Special Committee has engaged independent legal counsel and an independent investment banking firm to assist in its evaluation of the fairness of the Proposed Transaction to the Company's public shareholders from a financial point of view. It is expected that, in the event the Merger is consummated, the registration of the Company's Common Stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, would be terminated, and the Common Stock would cease to be listed on the Nasdaq National Market.

     As of the date hereof, the Company's Board of Directors has not responded to the Proposal. Although the Majority Shareholders have indicated in the Letter of Intent that they have agreed to support the Proposal, there can be no assurance that the Board of Directors of the Company will accept the Proposal or, if accepted, that the conditions set forth in such Proposal, including the obtaining of requisite financing, will be satisfied, that a mutually acceptable definitive acquisition agreement will be entered into, or that the Proposed Transaction will be consummated.

     In connection with the Proposed Transaction, the Company, its Board, the Majority Shareholders and the Buyer have been named as defendants in certain class-action litigation. See "Part II. Item 2. Legal Proceedings."

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

       10.1 Amendment No. 7, dated as of April 13, 1999, to the Company's Financing Agreement with CIT Group/Commercial Services, Inc., as agent for itself and certain other lenders, as previously amended.

       10.2 Amendment No. 1, dated July 1, 1999, to the Change in Control Severance Pay Agreement, dated as of January 12, 1999, by and between the Company and Stuart Bender.

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




                                      HAPPY KIDS INC.




DATE:  August 12, 1999                By:  /s/ Jack M. Benun
                                           -------------------------------------
                                           Jack M. Benun
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




DATE:  August 12, 1999                By:  /s/ Stuart Bender
                                           -------------------------------------
                                           Stuart Bender
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)