Form 10-Q
period 1999-09-30
HAPPY KIDS INC
filed 1999-11-15
CIK 1052262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_________________to_______________

                          Commission File No. 0-23629

                                 Happy Kids Inc.
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

              New York                                 13-3473638
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          100 West 33rd Street, Suite 1100, New York, New York  10001
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

        Yes:   X                                               No: ___
             -----
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1999:

            Class                               Number of Shares
            -----                               ----------------
Common Stock, $.01 par value per share             10,375,693

                       HAPPY KIDS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                               -----------------

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION.............................................................................       2

         Item 1.  Financial Statements.....................................................................       2

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                   (unaudited) and December 31, 1998.......................................................       3

                  Condensed Consolidated Statements of Income for the Three and Nine
                   Months Ended September 30, 1999 and 1998 (unaudited)....................................       4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 1999 and 1998 (unaudited)....................................       5

                  Notes to Condensed Consolidated Financial Statements.....................................       6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................................      11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................      18

PART II  OTHER INFORMATION.................................................................................      19

         Item 1.  Legal Proceedings........................................................................      19

         Item 2.  Changes in Securities and Use of Proceeds................................................      20

         Item 3.  Defaults Upon Senior Securities..........................................................      20

         Item 4.  Submission of Matters to Vote of Security Holders........................................      20

         Item 5.  Other Information........................................................................      20

         Item 6.  Exhibits and Reports on Form 8-K.........................................................      25

SIGNATURES.................................................................................................      26

EXHIBIT INDEX..............................................................................................      27

EXHIBITS

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

     The information presented herein as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998 is unaudited, but, in the opinion of the Happy Kids Inc.'s ("Happy Kids" or the "Company") management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and its cash flows for the nine-month periods ended September 30, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 1999.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

                       HAPPY KIDS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                          September 30,   December 31,
                                                              1999            1998
                                                          -------------   ------------
              ASSETS                                       (unaudited)
CURRENT ASSETS
  Cash                                                    $           5   $        139
  Due from factor                                                46,283         20,640
  Accounts receivable - trade, net                                1,854            347
  Inventories                                                    21,122         23,579
  Prepaid royalties                                               1,700            762
  Deferred income taxes                                           1,029          1,029
  Other current assets                                            3,900          1,496
                                                          -------------   ------------
     Total current assets                                        75,893         47,992
FIXED ASSETS - NET                                                2,352          1,459
OTHER ASSETS                                                      5,957          1,001
                                                          -------------   ------------

  Total assets                                            $      84,202   $     50,452
                                                          =============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Due to bank                                             $      25,723   $      3,753
  Accounts payable and accrued liabilities                       10,303          7,944
                                                          -------------   ------------
     Total current liabilities                                   36,026         11,697

DEFERRED RENT PAYABLE                                               445            505
DUE TO STOCKHOLDERS                                               5,570          5,719
COMMITMENTS
STOCKHOLDERS' EQUITY
  Preferred stock - 5,000 shares authorized, $0.01 par
   value; no shares issued and outstanding                           --             --
  Common stock - 30,000 shares authorized, $.01 par
   value; 10,376 and 10,280 shares issued and
   outstanding at September 30, 1999 and December 31,
   1998, respectively                                               104            103
Additional paid-in capital                                       24,262         23,263
Retained earnings                                                17,795          9,165
                                                          -------------   ------------
     Total stockholders' equity                                  42,161         32,531
                                                          -------------   ------------
     Total liabilities and stockholders' equity           $      84,202   $     50,452
                                                          =============   ============

       The accompanying notes are an integral part of these statements.

                       HAPPY KIDS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                              For the Three Months            For the Nine Months
                                                                              Ended September 30,             Ended September 30,
                                                                            ------------------------       -------------------------
                                                                              1999           1998             1999           1998
                                                                            -----------  -----------       ------------  -----------
                                                                            (unaudited)  (unaudited)       (unaudited)   (unaudited)
Net sales                                                                   $    65,547  $    46,993       $    148,850  $   114,721
Cost of goods sold                                                               48,426       34,750            109,607       85,302
                                                                            -----------  -----------       ------------  -----------
     Gross profit                                                                17,121       12,243             39,243       29,419
                                                                            -----------  -----------       ------------  -----------
Operating expenses:
     Operating expenses                                                           9,244        5,958             23,176       16,539
                                                                            -----------  -----------       ------------  -----------
     Operating earnings                                                           7,877        6,285             16,067       12,880
                                                                            -----------  -----------       ------------  -----------
Interest expense, net                                                               609          472              1,187        1,790
                                                                            -----------  -----------       ------------  -----------
Income before income taxes                                                        7,268        5,813             14,880       11,090
Provision for income taxes                                                        3,053        2,442              6,250        2,814
                                                                            -----------  -----------       ------------  -----------
     Net income                                                             $     4,215  $     3,371       $      8,630  $     8,276
                                                                            ===========  ===========       ============  ===========
Basic income per common share                                               $      0.41  $      0.33       $       0.83  $      0.88
                                                                            ===========  ===========       ============  ===========
Weighted average common shares outstanding                                       10,376       10,280             10,340        9,406
                                                                            ===========  ===========       ============  ===========
Diluted income per common share                                             $      0.41  $      0.33       $       0.83  $      0.88
                                                                            ===========  ===========       ============  ===========
Weighted average common shares outstanding                                       10,382       10,284             10,365        9,419
                                                                            ===========  ===========       ============  ===========
Pro forma data (unaudited):
     Historical income before provision for income taxes                    $     7,268  $     5,813       $     14,880  $    11,090
     Income taxes                                                                 3,053        2,442              6,250        4,658
                                                                            -----------  -----------       ------------  -----------
          Net income                                                        $     4,215  $     3,371       $      8,630  $     6,432
                                                                            ===========  ===========       ============  ===========
Pro forma basic income per share                                            $      0.41  $      0.33       $       0.83  $      0.68
                                                                            ===========  ===========       ============  ===========
Pro forma weighted average common shares outstanding                             10,376       10,280             10,340        9,406
                                                                            ===========  ===========       ============  ===========
Pro forma diluted income per share                                          $      0.41  $      0.33       $       0.83  $      0.68
                                                                            ===========  ===========       ============  ===========
Pro forma weighted average common shares outstanding                             10,382       10,284             10,365        9,419
                                                                            ===========  ===========       ============  ===========

        The accompanying notes are an integral part of these statements

                       HAPPY KIDS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Cash flows from operating activities:
Net income                                                 $   8,630  $  8,276
Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization                               433       226
     Deferred taxes                                                -    (1,024)
     Provision for losses on accounts receivable                   3        45
Changes in operating assets and liabilities, net of assets
acquired:
     Accounts receivable                                      (1,510)     (365)
     Due from factor                                         (25,643)     (879)
     Inventories                                               5,357    (5,015)
     Prepaid royalties                                          (938)   (1,737)
     Other current assets                                     (2,404)     (379)
     Other assets                                               (106)      (30)
     Accounts payable and accrued expenses                     2,299    (1,386)
     Due from shareholders                                         -       347
                                                           ---------  --------
Net cash used in operating activities                        (13,879)   (1,921)
                                                           ---------  --------
Cash flows from investing activities:
     Acquired assets of D. Glasgow                            (6,853)        -
     Acquisition of fixed assets                              (1,223)     (251)
                                                           ---------  --------
Net cash used in investing activities                         (8,076)     (251)

Cash flows from financing activities:
     Net borrowings under line of credit                      21,970   (16,548)
     Payments on capital lease                                     -       (31)
     Issuance of common stock                                      -    22,331
     Payments to stockholders                                   (149)     (169)
     Dividends paid                                                -    (3,428)
                                                           ---------  --------
Net cash provided by financing activities                     21,821     2,155
                                                           ---------  --------
Net decrease in cash                                            (134)      (17)
Cash at beginning of year                                        139       374
                                                           ---------  --------
Cash at end of period                                      $       5  $    357
                                                           =========  ========

        The accompanying notes are an integral part of these statements

                                HAPPY KIDS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 -- General:

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

Note 2 -- Initial Public Offering:

         On April 2, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its common stock, par value $0.01 per share (the "Common Stock" or "Shares") at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

Note 5 -- Pro forma Information:

         a.   Pro Forma Results of Income and Pro Forma Income Taxes:

         Pro Forma adjustments in the statement of income for the three-month and nine-month periods ended June 30, 1998 reflect provisions for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local income taxes.

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

Note 6 -- Earnings Per Share:

         A reconciliation between basic and diluted earnings per share from operations is as follows:

                                            Three Months Ended             Six Months Ended
                                            September 30,                  September 30,
                                            ---------------------------    -----------------------
                                            1999                   1998    1999               1998
                                            ----                   ----    ----               ----
                                                     (in thousands, except per share amounts)
Net Income................................. $    4,215       $    3,371    $  8,630       $  8,276
Basic EPS:
   Basic common shares.....................     10,376           10,280      10,340          9,406
                                            ==========       ==========    ========       ========
   Basic EPS............................... $     0.41       $     0.33    $   0.83       $   0.88
                                            ==========       ==========    ========       ========
Diluted EPS:
   Basic common shares.....................     10,376           10,280      10,340          9,406
   Diluted common shares...................          6                4          25             13
                                            ----------       ----------    --------       --------
   Total diluted shares....................     10,382           10,284      10,365          9,419
                                            ==========       ==========    ========       ========
   Diluted EPS............................. $     0.41       $     0.33    $   0.83       $   0.88
                                            ==========       ==========    ========       ========

Note 7 -- Accounts Receivable:

         Accounts Receivable consist of the following:

                                                              September 30, 1999        December 31, 1998
                                                             --------------------      -------------------
                                                                             (In thousands)
Accounts Receivable.................................         $             3,097       $              860
Allowances..........................................                      (1,243)                    (513)
                                                             -------------------       ------------------
                                                             $             1,854       $              347
                                                             ===================       ==================

Note 8 -- Inventories:

         Inventories consist of the following finished goods:

                                                                       June 30,                 December 31,
                                                                         1999                       1998
                                                               ---------------------      --------------------
                                                                                 (In thousands)
     Warehouse......................................           $              17,114      $             16,531
     In-transit,overseas and raw materials .........                           4,021                     7,277
     LIFO valuation allowance.......................                             (13)                     (229)
                                                               ---------------------      --------------------
                                                               $              21,122      $             23,579
                                                               =====================      ====================





         For the nine months ended September 30, 1999, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $216,000. For the nine months ended September 30, 1998, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $53,000. For the three months ended September 30, 1999, the liquidation of LIFO inventories decreased the cost of sales and, therefore, increased income before taxes by $216,000. There was no liquidation of LIFO inventories for the three months ended September 30, 1998.

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

     In connection with the consummation of the transactions contemplated by the Purchase Agreement, Mr. Glasgow, formerly the President of the Seller, was elected as a Director of the Company in April 1999. In addition, Mr. Glasgow was appointed Vice President of the Company and President of the Company's Glasgow Division on the terms set forth in a five (5) year Employment Agreement with the Company. Pursuant to such Employment Agreement, Mr. Glasgow is entitled to an annual base salary of $250,000 and bonuses commensurate with other executive officers of the Company, which amounts and payments are within the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Glasgow is entitled to receive, in quarterly payments, subject to annual adjustment, a percentage of certain divisional profits and certain import sales profits of the Company's Glasgow Division. Mr. Glasgow's Employment Agreement requires Mr. Glasgow to maintain the confidentiality of Company information and requires that during the term of his employment with the Company and thereafter for a period of two years, he will not compete with the Company in any state or territory of the United States where the Company does business. Mr. Glasgow's Employment Agreement also provides that, for a period of two years following the termination of his employment with the Company, he will not solicit the Company's licensors, customers or employees.

Note 10 -- Plan of Merger:

     On September 17, 1999, an Agreement and Plan of Merger, (as amended, the "Merger Agreement"), was entered into by and between the Company and HK Merger Corp. ("HK"). HK is a New York corporation newly-formed by H.I.G. Capital, LLC ("HIG") and controlled by HIG-HK Investment Inc. ("HIG-HK"), an affiliate of HIG. HK was formed solely for the purpose of consummating the Merger (as defined below). Under the terms of the Merger Agreement, HK will be merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, all unaffiliated shareholders of the Company will receive $12.00 per share in cash. Messrs. Jack M. Benun, President and Chairman, Mark J. Benun, Vice Chairman and Secretary, and Isaac Levy, Vice President (collectively, the "Management Shareholders"), who hold 74.69% of the Company's outstanding shares, will receive $7.164 per share in cash for their holdings of outstanding shares except that such shareholders will retain shares representing, in the aggregate, 23.61% of the outstanding shares of the surviving corporation. Each holder of an outstanding stock option in the Company immediately prior to the effective time of the Merger, other than holders of certain non-vested employee options, will be entitled to receive a cash payment in settlement for such option. Messrs. Benun, Benun and Levy will continue in their present roles as senior management of the Company following the Merger and each of them has executed an employment agreement with the Company with respect thereto, with each such employment agreement to be effective upon consummation of the Merger. The employment agreements provide for annual base salaries and annual bonuses (in cash and common stock of the Company) based upon the performance of the Company. In connection with the Merger Agreement, the Management Shareholders have also entered into a Support Agreement (as defined herein) and a Shareholders Agreement (as defined herein) with HIG. See "Part II. Other Information, Item. 5. Other Information."

     Consummation of the Merger is subject to customary conditions, including the approval of two-thirds of the Happy Kids' shareholders entitled to vote thereon and receipt of proceeds from financing. Pursuant to the Support Agreement, Messrs. Benun, Benun and Levy, as shareholders, have agreed to vote their shares in favor of the Merger.

     Financing the Merger will require approximately $100.8 million to pay the merger consideration to the Management Shareholders and unaffiliated shareholders, to pay for the settlement of the stock options, to refinance existing indebtedness, to repay certain notes, and to pay estimated fees and expenses in connection with the Merger and such financing. HIG has received commitments for debt financing from two Deutsche Bank affiliates, the provision of which is subject to customary conditions. Such financing commitments will expire in accordance therein if the Merger is not consummated on or prior to December 15, 1999. In addition HIG has committed to provide equity capital to the Company upon consummation of the Merger.

     The Company expects that the Merger will be consummated no later than December 15, 1999. The Merger Agreement has been approved and adopted by the Company's Board of Directors upon the recommendation of its special committee of disinterested directors, namely Messrs. Marvin Azrak and Stephen I. Kahn, and the opinion of CIBC World Markets Corp. that the price to be received by public shareholders is fair from a financial point of view to such holders. It is expected that, in the event the Merger is consummated, the registration of the Company's Common Stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would be terminated and the Company's Common Stock would cease to be listed on the Nasdaq National Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General
     -------

     The Company, is a designer and marketer of custom-designed, licensed and branded children's apparel. The Company produces high-quality, coordinated apparel programs, including knit tops, bottoms, overalls, shortalls, coveralls and swimwear, for newborns, infants, toddlers, boys and girls (collectively, "playwear"). The Company's major licenses include Nickelodeon's Rugrats, AND 1 and B.U.M. Equipment. The Company also designs and delivers private label branded playwear programs for leading retailers, such as Sesame Street for Kmart. The Company's strategy is to work closely with its customers to design and market coordinated playwear programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear.

     Prior to and including much of 1995, the Company's operating strategy primarily focused on developing and marketing its own house brands. The Company manufactured products for inventory under the Company's brands and often concentrated on enhancing sales volume rather than focusing on a combination of sales volume and gross margins. The Company believes that the loss it incurred in 1995 was primarily attributable to these factors. In 1995, to leverage its strong customer relationships, the Company initiated its current sales strategy under which the Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. As a result, substantially all of the Company's playwear is produced upon receipt of customer orders. Also in 1995, the Company elected to concentrate on developing a diversified portfolio of popular, established and well-recognized licensed properties and private label relationships and de-emphasized its reliance on house brands, which have been a declining component of the Company's net sales in each year since 1995. Since that time, the Company's strategy has been to work closely with its customers to design and market high-quality coordinated apparel programs resulting in gross margins that the Company believes are higher than those typically generated from sales of non-licensed or non-private label branded playwear. In connection with this strategy and the Company's acquisition of certain assets from D. Glasgow & Sons Inc. ("Glasgow") in April 1999, the Company acquired certain intellectual property rights under various license agreements to design and manufacture children's apparel.

     Statements contained or incorporated by reference in this Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the Company's sales strategy, concentration on the development of a diversified portfolio of licensed properties and private label relationships and gross margins. Forward-looking statements also may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those related to: (i) general economic conditions; (ii) a dependence on license arrangements; (iii) a dependence on private label relationships; (iv) a dependence on contract manufacturers; (v) a reliance on key customers; (vi) a dependence on access to credit facilities; (vii) the risks associated with significant growth; (viii) competition; (ix) seasonality of sales; (x) cyclicality and trends in the apparel industry; (xi) import restrictions and other risks associated with international business; (xii) the Company's ability to successfully integrate the licenses recently acquired from D. Glasgow & Sons, Inc. into its current operations; and (xiii) risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's contract manufacturers, suppliers, distributors, marketing partners and certain other parties. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

     Results of Operations
     ---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net Sales. Net sales increased $18.5 million, or 39.5%, to $65.5 million in the third quarter of 1999 from $47.0 million in the third quarter of 1998. The increase in net sales is attributable primarily to sales associated with the Glasgow product lines acquired in April 1999 and increased sales of playwear of both licensed products and private label programs.

     Gross Profit. Gross profit increased by $4.9 million, or 39.8%, to $17.1 million in the third quarter of 1999 from $12.2 million in the third quarter of 1998. Such increase was due, in part, to gross profit associated with the Glasgow product lines and to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs.

     Operating Expenses. Operating expenses increased by $3.3 million, or 55.2%, to $9.2 million in the third quarter of 1999 from $5.9 million in the third quarter of 1998. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

          Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $2.4 million, or 64.6%, to $6.0 million in the third quarter of 1999 from $3.6 million in the third quarter of 1998. This increase is attributable primarily to higher sales compensation, shipping and freight costs associated with increased sales volumes, travel expense and licensing fees. In addition, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses increased to 9.2% in the third quarter of 1999 from 7.8% in the third quarter of 1998.

          General and Administrative Expenses. General and administrative expenses increased by $930,000, or 40.3%, to $3.2 million in the third quarter of 1999 from $2.3 million in the third quarter of 1998. This increase is attributable primarily to higher salaries and related payroll costs and higher depreciation and goodwill amortization. As a percentage of net sales, general and administrative expenses were 4.9% in the third quarter of 1999 and 1998.

     Interest Expense, net. Interest expense, net increased $137,000, or 29.0%, to $609,000 in the third quarter of 1999 from $472,000 in the third quarter of 1998 due to increased borrowings associated with the growth of the Company. As a percentage of net sales, interest expense decreased to 0.9% for the third quarter of 1999 compared to 1.0% in the third quarter of 1998.

     Income Before Income Taxes. Income before income taxes increased $1.5 million, or 25.0%, to $7.3 million in the third quarter of 1999 from $5.8 million in the third quarter of 1998 due to the reasons described above. As a percentage of net sales, income before income taxes was 11.1% for the third quarter of 1999 compared to 12.4% in the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net Sales. Net sales increased $34.1 million, or 29.80%, to $148.9 million for the first nine months of 1999 from $114.7 million for the first nine months of 1998. The increase in net sales is attributable primarily to sales associated with the Glasgow product lines acquired in April 1999 and increased sales of playwear of both licensed products and private label programs.

     Gross Profit. Gross profit increased by $9.8 million, or 33.3%, to $39.2 million for the first nine months of 1999 from $29.4 million for the first nine months of 1998. Such increase was due, in part, to gross profit associated with the Glasgow product lines and to increased sales in certain higher margin licensed products as well as efficiencies in transportation and handling costs.

     Operating Expenses. Operating expenses increased by $6.6 million, or 40.1%, to $23.2 million for the first nine months of 1999 from $16.5 million for the first nine months of 1998. Operating expenses consist entirely of selling, design and shipping expenses, and general and administrative expenses.

          Selling, Design and Shipping Expenses. Selling, design and shipping expenses increased by $5.2 million, or 53.7%, to $14.8 million for the first nine months of 1999 from $9.7 million for the first nine months of 1998. This increase is attributable primarily to higher sales compensation, advertising and shipping and freight costs associated with increased sales volumes travel expense and licensing fees. In addition, design and production salaries and sampling costs increased as a result of the Company's expanded product lines. As a percentage of net sales, selling, design and shipping expenses increased to 10.0% in 1999 from 8.4% in 1998.

          General and Administrative Expenses. General and administrative expenses increased by $1.4 million or 21.1%, to $8.3 million for the first nine months of 1999 from $6.9 million for the first nine months of 1998. This increase is attributable primarily to higher salaries and related payroll costs and higher depreciation and goodwill amortization. As a percentage of net sales, general and administrative expenses decreased 5.6% in 1999 from 6.0% in 1998 due to the operating leverage associated with the higher sales.

     Interest Expense, net. Interest expense, net decreased $603,000, or 33.7%, to $1.2 million in 1999 from $1.8 million in 1998. As a percentage of net sales, interest expense decreased to 0.8% for 1999 compared to 1.6% in 1998. This decrease is a result of the application of a substantial portion of the proceeds from the Company's Initial Public Offering to the repayment of the Company's bank debt in the second quarter of 1998.

     Income Before Income Taxes. Income before income taxes increased $3.8 million, or 34.2%, to $14.9 million in 1999 from $11.1 million in 1998 due to the reasons described above. As a percentage of net sales, income before income taxes was 10.0% in 1999 compared to 9.7% in 1998.

     Liquidity and Capital Resources
     -------------------------------

     The Company has financed its cash requirements primarily through operations and borrowings under its bank line of credit. Historically, the Company's borrowing requirements have been seasonal, with peak working capital needs arising during the first and third quarters.

     On April 2, 1998, the Company consummated its Initial Public Offering of 2,200,000 shares of its Common Stock, at a price of $10.00 per share, all of which shares were issued and sold by the Company. On April 23, 1998, the Company consummated the exercise of the underwriters' over-allotment option granted by the Company to the underwriters in connection with the Initial Public Offering. As a result, the Company issued and sold an additional 330,000 shares of the Company's Common Stock at the Initial Public Offering price of $10.00 per share. The net proceeds to the Company from such sales were approximately $22.3 million.

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

     On March 31, 1999, the Company executed an amendment of its existing credit line whereby the Company's credit line was amended to provide for a discretionary one year revolving line of credit, to expire on March 31, 2000, renewable annually, providing for advances and letter of credit accommodations up to the lesser of (a) $50.0 million from April 1, 1999 to March 31, 2000, or
(b) at all times the sum of (i) up to eighty-five percent of eligible accounts receivables, plus (ii) up to fifty percent of finished goods inventory, plus
(iii) overadvances approved by the lender. The maximum amount of revolving credit advances outstanding at any time cannot exceed $40.0 million and the maximum amount of letters of credit outstanding at any time may not exceed $35.0 million. The interest rate on amounts borrowed will be the bank's then prevailing prime rate (8.25% at September 30, 1999) less 0.5% or at LIBOR plus 2.0%, at the option of the Company. The credit line is collateralized by substantially all of the assets of the Company. As of September 30, 1999, the Company had

$25.7 million of outstanding direct borrowings and $15.2 million of contingent liabilities under open letters of credit.

     In addition, the Company's lender has sole discretion to make or withhold advances under the credit line. There can be no assurance that the lender will continue to lend under the credit line. If the lender exercises its discretion to withhold advances, there would be a material adverse effect on the Company's business, financial condition and results of operations.

     As of September 30, 1999, the Company's other principal sources of liquidity included cash of $5,000, amounts due from factor of $46.3 million and net accounts receivable of $1.9 million. The Company had working capital of $39.9 million and long-term debt of $5.6 million as of September 30, 1999.

     For the nine months ended September 30, 1999, operating activities used cash of $13.9 million primarily as a result of an increase in amounts due from factor of $25.6 million, an increase in other current assets and royalties of $3.3 million, an increase in accounts receivable of $1.5 million, offset in part by net income of $8.6 million, a decrease in inventory of $5.4 million, and an increase in accounts payable and accrued expenses of $2.3 million. Net cash used in investing activities was $8.1 million, primarily in connection with the acquisition of certain of the assets of D. Glasgow & Sons, Inc. and the acquisition of fixed assets. Net cash used in financing activities resulted from borrowings under the line of credit.

     Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures for the first nine months of 1999 and 1998, were $1.2 million and $251,000, respectively. The Company expects to incur total capital expenditures in 1999 of $1.5 million for the purchase of new computers, software and telecommunications equipment. The Company believes that cash flow expected to be generated from operations, together with borrowings under its existing credit line, as amended, will be adequate to satisfy current and planned operations for at least the next twelve (12) months.

     Backlog
     -------

     The Company's customers order specific quantities of goods on a fixed-price basis three to nine months in advance of a selling season. Such customer orders are placed in backlog upon their receipt and acceptance by the Company. Customer orders are generally cancelable on notice to the Company without penalty. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. Many of the Company's orders are received significantly in advance of scheduled delivery periods. Consequently, the Company had backlog of $91.5 million at September 30, 1999, all of which it expects to ship over the next three to nine months. However, in recent months the Company has experienced a significant increase in orders involving a rapid turnaround from the date the order is placed to the shipment date.

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

     Year 2000 Compliance

     In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000 and beyond. The Company, through such oversight committee, currently is upgrading its management information systems, which it expects to complete during the fourth quarter of 1999, to ensure proper processing of transactions relating to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. Although the Company does not expect the costs associated with ensuring Year 2000 compliance to have a material affect on its financial position or results of operations, if the computer systems used by the Company, or any of its suppliers or vendors fail or experience significant difficulties related to the Year 2000, the Company could experience delays in manufacturing, delays in shipping, an inability to monitor customer orders or to manage inventory, or may experience related risks that could materially adversely affect the Company's financial position or its results of operations. The Company has identified and been in contact with its major customers, its bank and its factor. The reply from each such entity indicates that each is, or will be, Year 2000 compliant. The Company has incurred approximately $250,000 of expenses for Year 2000 remediation costs in 1999 and estimates future additional expenditures for Year 2000 remediation of approximately $100,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. The Company has not developed a contingency plan with respect to Year 2000 issues should they arise.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings.

     Persons purporting to be public shareholders of the Company brought three separate actions, as purported class actions on behalf of all public shareholders, in July 1999 following the Company's press release of July 12, 1999 announcing that HIG had proposed a "going private" transaction for the Company and to purchase the shares of all public shareholders for $11.50 per share in a "cash out" merger. These actions challenge the proposed transaction, if and when approved by the Company's Board of Directors, as a violation of the Board's fiduciary duties to the Company's public shareholders. The defendants named in one or more of those actions were the Company, Messrs. Jack and Mark Benun, Isaac Levy, Andrew Glasgow (another director of the Company) and the Special Committee, as well as HIG which is named as a joint tortfeasor. Although the original complaints in these actions have different allegations, they collectively allege that the earlier proposed offering price of $11.50 per share to public shareholders of the Company was inadequate, was supposedly arrived by an arbitrary method (not specified), was not arrived as a result of disinterested arms' length bargaining with the benefit of advice from disinterested professionals and that the price for such shares was arrived at without adequately "shopping" the Company or its businesses, that certain of the directors allegedly possess non-public information about the "true value" of the Company that they have not disclosed to the public shareholders, and that the Board of Directors had otherwise failed to take some unspecified steps required to obtain the best possible price for the public shareholders. Plaintiffs sought relief enjoining the earlier proposed transaction or alternatively damages in some unspecified amount from defendants. The allegations made by the plaintiffs in the three lawsuits are detailed in the complaints on file with the Clerk of the Court in the following actions now pending in the Supreme Court of the State of New York for the County of New York: Glenn Whipple v. Happy Kids Inc. et al., Civil Action No. 99-603371; Arthur Kaplan v. Happy Kids Inc. et al., Civil Action No. 99-114421; and John Tsepelas v. Happy Kids Inc. et al., Civil Action No. 99-115078.

     Defendants agree to the consolidation of the three actions and to accept service of any consolidated amended complaint that plaintiff's counsel might choose to file after the Company's announcement that its Board of Directors had approved a "going private" transaction.

     The board-approved transaction was publicly announced on September 17, 1999. Plaintiff's counsel have not yet filed any consolidated amended complaint and the Company does not know whether such a complaint will be filed or the nature of the claims that may be asserted in such a complaint.

     Defendants believe that they would have meritorious defenses to any claims that might be made by plaintiff's counsel in any consolidated amended complaint and intended to vigorously defend against them.

Item 2.   Changes in Securities and Use of Proceeds.

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  Changes in Securities
               ---------------------

          On April 13, 1999, the Company issued 95,693 shares of restricted Common Stock having a fair market value of $1.0 million to Mr. Andrew D. Glasgow. See "Part II. Other Information, Item 5. Other Information."

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

     (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities.

     (a)  None.

     (b)  None.

Item 4.   Submission of Matters to Vote of Security Holders.

     The Company expects to hold a special meeting of the shareholders to consider and vote upon a proposal to approve and adopt the Merger Agreement no later than December 15, 1999.

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

     Management Change and Addition to the Board of Directors
     --------------------------------------------------------

     In connection with the consummation of the transactions contemplated by the Purchase Agreement, Mr. Glasgow, formerly the President of the Seller, was elected as a Director of the Company in April 1999. In addition, Mr. Glasgow was appointed Vice President of the Company and President of the Company's Glasgow Division on the terms set forth in a five (5) year Employment Agreement with the Company. Pursuant to such Employment Agreement, Mr. Glasgow is entitled to an annual base salary of $250,000 and bonuses commensurate with other executive officers of the Company, which amounts and payments are within the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Glasgow is entitled to receive, in quarterly payments, subject to annual adjustment, a percentage of certain divisional profits and certain import sales profits of the Company's Glasgow Division. Mr. Glasgow's Employment Agreement requires Mr. Glasgow to maintain the confidentiality of Company information and requires that during the term of his employment with the Company and thereafter for a period of two years, he will not compete with the Company in any state or territory of the United States where the Company does business. Mr. Glasgow's Employment Agreement also provides that, for a period of two years following the termination of his employment with the Company, he will not solicit the Company's licensors, customers or employees.

     Merger Transaction
     ------------------

     General
     -------

     See general discussion of Merger in "Part 1. Financial Information, Item 1. Financial Statements - Note 10.--Plan of Merger."

     Merger Agreement
     ----------------

     An Agreement and Plan of Merger, dated as of September 17, 1999 (as amended, the "Merger Agreement"), has been entered into by and between the Company and HK Merger Corp. ("HK"). HK is a New York corporation newly-formed by H.I.G. Capital, LLC ("HIG") and controlled by HIG-HK Investment Inc. ("HIG-HK"), an affiliate of HIG. HK was formed solely for the purpose of consummating the Merger. As of the date hereof, HK has not owned any assets and HK will have no assets or material liabilities or obligations as of the Effective Time (as defined herein). HK's ability to consummate the Merger is
                                        ----------------------------------------
dependent upon, and its obligations to do so is conditioned upon, HK having
---------------------------------------------------------------------------
received the proceeds of certain financing arranged by HIG. The commitment
----------------------------------------------------------
letters for certain financing arranged by HIG terminate on December 15, 1999.

          Under the terms of the Merger Agreement, each share of Common Stock held by unaffiliated shareholders of the Company will be converted into the right to receive $12.00 per share in cash without interest (the "Cash Merger Price"). Messrs. Jack M. Benun, President, Chief Executive Officer and Chairman, Mark J. Benun, Executive Vice President, Secretary and Director, and Isaac Levy, Senior Vice President and Director, of the Company (the "Management Shareholders"), respectively, who collectively hold 74.69% of the Company's outstanding Shares, will receive $7.164 per share in cash (the "Management Cash Price") for 6,874,652 Shares held by them for aggregate cash consideration of $49.25 million. The remaining Shares held by the Management Shareholders (an aggregate of 875,348 Shares) will be converted into shares of common stock, par value $.01 per share, of the Surviving Corporation (the "Surviving Corporation Stock") representing a 23.61% equity interest in the Surviving Corporation. Each share of common stock, par value $.01 per share, of HK will be converted into one share of Surviving Corporation Stock. H.I.G. has committed, through the purchase of common stock of HK, to contribute $20.3 million in equity capital to the Surviving Corporation. The Surviving Corporation will pay the Company's four-year 5.7% promissory notes in an aggregate principal amount of approximately $5.57 million, issued to the Management Shareholders in connection with the termination of the Company's S Corporation status. The Company has also executed certain employment agreements effective upon consummation of the Merger by and between itself and each of the Management Shareholders.

     Immediately prior to the Effective Time (as defined below) of the Merger, each holder of a Company stock option to purchase the Common Stock will be entitled to receive a cash payment equal to the product of (i) the total number of Shares exercisable pursuant to the holder's stock option (except for non-employee holders of a stock option, in which case this number will be the total number of Shares subject to such option regardless of whether or not such stock option is fully exercisable as of closing) and (ii) the excess of the Merger Consideration over the exercise price per Share subject to such stock option. The surrender of a stock option for payment will release all of such holder's rights in the stock option. All non-exercisable stock options will be assumed by the Surviving Corporation.

     Termination
     -----------

     The Merger Agreement may be terminated at any time prior to the Effective Time upon the occurrence of certain events or if the Merger is not consummated by February 15, 2000. Under certain circumstances, if the Merger is terminated, the Company shall be entitled to reimbursement from HK of all reasonable out-of-pocket expenses and fees incurred by the Company prior to the termination of the Merger Agreement in connection with the transactions contemplated thereby. In the event that the Merger Agreement is terminated under certain other circumstances, the Company may be obligated to pay to HK a fee of $4.0 million, without additional reimbursement for fees and expenses.

     The foregoing discussion of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement filed with this Form 10-Q as
Exhibit 2. and incorporated herein by reference.

     Shareholders Agreement
     ----------------------

     The Shareholders Agreement dated as of September 17, 1999, (the "Shareholders Agreement") by and among the Company, HIG-HK, the Management Investors (as defined therein) and the New Shareholders (as defined therein) provides that from and after the Effective Time each party thereto shall vote his or its shares of Surviving Corporation Common Stock (and any other voting securities of the Surviving Corporation over which he or it has voting control) and shall take all other necessary or desirable action within his or its control to insure that (a) the authorized number of directors of the Surviving Corporation shall be the number determined by the Investor, (b) each of the five representatives designated by HIG-HK (the "Investment Directors") and each of the four representatives designated by the Management Shareholders (the "Management Directors") shall be elected to the Board of Directors of the Surviving Corporation, (c) no Investment Director shall be removed, except upon the written request of HIG-HK, (d) no Management Director shall be removed, except upon the written request of a majority of the Management Directors (other than the director to be removed), (e) any Management Director who ceases to be an employee of the Surviving Corporation shall be removed as a director, unless such director was terminated "without cause" or resigned for "good reason" and such director holds a minimum of five percent (5%) of the outstanding Surviving Corporation Common Stock, and (f) in the event that any Investment Director or Management Director ceases to serve as a member of the Board of Directors during his term of office, the resulting vacancy shall be filled by a representative designated by the vote of a majority of the shares controlled by HIG-HK (the "Investor Shares") or a majority of the shares controlled by the Management Shareholders (the "Executive Shares"), as applicable, provided that if a Management Director ceases to serve as a result of his termination with "cause" or resignation without "good reason" then the resulting vacancy shall be filled by the vote of a majority of the Investor Shares.

     In addition, the terms of the Shareholders Agreement prohibit each holder of Executive Shares from selling, transferring, assigning, pledging or otherwise disposing of ("transferring") any interest in his shares without the prior written consent of HIG-HK, except under certain circumstances.

     Upon termination of the employment of any member of the Management Shareholders or his resignation (other than termination without cause or resignation with good reason) all shares of Surviving Corporation Common Stock issued or issuable to him shall be subject to repurchase by HIG-HK (including any shares of Surviving Corporation Common Stock held by his transferees), at a price per share equal to $7.164 per share, except that in the event of his death or disability, such shares may be transferred to the remaining members of the Management Shareholders provided that if such shares are not transferred within 60 days of the death or disability of the holder, such shares shall be subject to repurchase by HIG-HK. All shares eligible for repurchase by HIG-HK that are not repurchased shall be subject to repurchase by the Surviving Corporation.

     Prior to consummation of an initial public offering, if the Surviving Corporation (the "Board of Directors") Board of Directors determines to sell all or substantially all of the Surviving Corporation's assets or outstanding capital stock (a "Sale"), the holders of Executive Shares will be given the opportunity to participate in the sale process, to the extent such participation does not materially impede the process, and will have the opportunity to make an offer to the Board of Directors to purchase such assets or capital stock if they so desire. If the Board of Directors and the holders of a majority of the outstanding shares of Surviving Corporation Common Stock approve a Sale to an independent third party or group of independent third parties, then all parties to the Shareholders Agreement will consent to and raise no objection to such Sale, will waive all dissenter's rights, appraisal rights or similar rights in connection with such Sale (if the sale is structured as a merger or consolidation) and will agree to sell all of their respective shares and rights to acquire shares in a sale of stock on the terms and conditions approved by the Board and a majority of the outstanding shares of Surviving Corporation Common Stock.

     The foregoing discussion of the Shareholders Agreement is qualified in its entirety by reference to the Shareholders Agreement filed with this Form 10-Q as
Exhibit 4. and incorporated herein by reference.

     Support Agreement
     -----------------

     The Management Shareholders have entered into the Support Agreement with HK, dated September 17, 1999 (the "Support Agreement"), pursuant to which they have each agreed to vote their respective shares of Common Stock (including shares issuable upon exercise of Options prior to the Effective Time) in favor of the Merger Agreement and the transactions contemplated thereby at a special meeting or any adjournment thereof. The obligations of the Management Shareholders to vote in favor of the Merger Agreement and the related proxy granted under the Support Agreement terminate upon the consummation of the transactions contemplated by the Merger Agreement or termination of the Merger Agreement in accordance with its terms. However, if the Merger Agreement is terminated for any reason that results in the payment of a termination fee by the Company to HK, then pursuant to the terms of the Support Agreement, the Management Shareholders will be jointly and severally liable to HK for a management termination fee of $1.5 million. If, within twelve months following any termination for which a management termination fee has been paid by the Management Shareholders, any member of the Management Shareholders sells all or any portion of Common Stock held by him to any person other than HK or an affiliate of HK, then the Management Shareholders shall be jointly and severally liable to HK for the payment of a fee equal to the product of (i) 90% multiplied by (ii) the aggregate number of shares of Common Stock sold by members of the Management Shareholders in such transaction multiplied by
(iii) the excess of (a) the price per share to be received plus any other consideration to be received by members of the Management Shareholders over (b) $7.164. As of September 17, 1999, the parties to the Support Agreement owned 7,750,000 shares of Common Stock, or 74.69% of the outstanding Common Stock.

     The foregoing discussion of the Support Agreement is qualified in its entirety by reference to the Support Agreement filed with this Form 10-Q as
Exhibit 10. and incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     2. Agreement and Plan of Merger, dated as of September 17, 1999, by and between HK Merger Corp. and Happy Kids Inc., as amended.

     4. Shareholders Agreement, dated as of September 17, 1999, by and among Happy Kids Inc., HIG-HK Investment, Inc., each of the persons listed in Schedule I thereto and each other person set forth from time to time in Schedule I thereto.

     10. Support Agreement, dated as of September 17, 1999, among HK Merger Corp., and the persons listed on Schedule A thereto.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     On October 4, 1999, the Company filed a Current Report on Form 8-K in connection with the execution of the Merger Agreement with HIG and other related documents. Such filing was further amended on October 5, 1999 by filing Amendment No. 1 to the Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HAPPY KIDS INC.



DATE:     November 15, 1999             By:  /s/ Jack M. Benun
                                           -----------------------------------
                                           Jack M. Benun
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

DATE:     November 15, 1999             By:  /s/ Stuart Bender
                                           -----------------------------------
                                           Stuart Bender
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Document Description
-----------     ------------------------------
     2.         Agreement and Plan of Merger, dated as of September 17, 1999, by and between HK Merger Corp. and Happy Kids Inc., as amended.

     4. Shareholders Agreement, dated as of September 17, 1999, by and among Happy Kids Inc., HIG-HK Investment, Inc., each of the persons listed in Schedule I thereto and each other person set forth from time to time in Schedule I thereto.

     10. Support Agreement, dated as of September 17, 1999, among HK Merger Corp., and the persons listed on Schedule A thereto.

     27.        Financial Data Schedule.